Form 10-K
period 2025-12-31
SOUTHSIDE BANCSHARES INC
filed 2026-02-27
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _______ to _______

Commission file number 001-42396
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
NYSE Texas
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $837.3 million (based upon the closing price of $29.43 per share as reported by the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter).
As of February 24, 2026, there were 29,735,507 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s proxy statement to be filed for the Company’s Annual Meeting of Shareholders to be held on May 14, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated herein.

SOUTHSIDE BANCSHARES, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2025

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Omni	OmniAmerican Bancorp, Inc., a bank holding company, and its wholly-owned subsidiary, OmniAmerican Bank, acquired by Southside on December 17, 2014
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2024 Form 10-K	Southside Bancshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025
2025 Incentive Plan	Southside Bancshares, Inc. 2025 Incentive Plan
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
AI	Artificial intelligence
ALCO	Asset/Liability Committee
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
BTFP	The Federal Reserve’s Bank Term Funding Program
Basel Committee	Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act of 1956
Board	Board of directors
BOLI	Bank owned life insurance
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio framework
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CISO	Chief Information Security Officer
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate
CRE Guidance	Collectively, the Final Interagency Policy Statement on Prudent Commercial Real Estate Loan Accommodations and Workouts and the Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending released in December 2015.
COVID-19	Novel strain of coronavirus
CRA	Community Reinvestment Act
DEI	Diversity, equity and inclusion

DIF	FDIC’s Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DRIP	Dividend Reinvestment Plan
ESG	Environmental, social and governance
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
Fannie Mae	Federal National Mortgage Association
FFIEC	Federal Financial Institutions Examination Council
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
Fintech	Financial technology
FRA	Federal Reserve Act
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully-taxable equivalents measurements
GAAP	United States generally accepted accounting principles
GLBA	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association
GSEs	U.S. government-sponsored enterprises
HTM	Held to maturity
ITM	Interactive teller machines
LIBOR	London Interbank Offered Rate
LPO	Loan production office
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
NPI	Nonpublic personal information
NQSO	Nonqualified stock options
NYSE	New York Stock Exchange
OFAC	The U.S. Department of the Treasury’s Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
Plan	Stock Repurchase Plan
PSU	Performance-based restrictive stock units
REIT	Real estate investment trust
Repurchase agreements	Securities sold under agreements to repurchase
RESPA	Real Estate Settlement Procedures Act
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROATCE	Return on Average Tangible Common Equity
ROU	Right-of-use
RSU	Restricted stock units

SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
TDB	Texas Department of Banking
TILA	Truth in Lending Act
U.S.	United States
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
VIE	Variable interest entity
Volcker Rule	Section 619 of the Dodd-Frank Act

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
At December 31, 2025, our total assets were $8.51 billion, total loans were $4.82 billion, total deposits were $6.87 billion and total equity was $847.6 million.  For the years ended December 31, 2025 and 2024, our net income was $69.2 million and $88.5 million, respectively. For the years ended December 31, 2025 and 2024, diluted earnings per common share was $2.29 and $2.91, respectively.  We have paid a cash dividend to shareholders every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).
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
Our trust and wealth management services include investment management, administration of irrevocable, revocable and testamentary trusts, estate administration, and custodian services, primarily for individuals and, to a lesser extent, partnerships and corporations.  Additionally, we offer retirement and employee benefit accounts, including but not limited to, IRAs, 401(k) plans and profit-sharing plans. At December 31, 2025, our wealth management and trust assets under management were approximately $1.65 billion.
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
Our 53 branches, 37 drive-thru facilities and two LPOs are located in and around Arlington, Austin, Bullard, Chandler, Cleburne, Cleveland, Dallas, Diboll, Euless, Fort Worth, Frisco, Granbury, Grapevine, Gresham, Gun Barrel City, Hawkins, Hemphill, Houston, Irving, Jacksonville, Jasper, Lindale, Longview, Lufkin, Nacogdoches, Palestine, Pineland, San Augustine, Splendora, The Woodlands, Tyler, Watauga, Weatherford and Whitehouse. Our advertising is designed to target the market areas we serve.  The type and amount of advertising in each location is determined based on our market share in that area, combined with overall cost by market.
Additionally, our customers may access various banking services through a wide network of ATMs, ITMs, automated telephone, internet and mobile banking products. Customers can apply for loans, open deposit accounts, access account information and conduct various other transactions online from their smart phones or computers.
RECENT DEVELOPMENTS
We expect to open traditional branch locations at Bellwood Park in Tyler, Texas and The Woodlands in the first quarter of 2026.
THE BANKING INDUSTRY IN TEXAS
The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control. During the last 30 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy. Continued tariff announcements and ongoing tariff negotiations have caused some uncertainty related to inflation levels and its impact on the overall economy. While it is too early to discern the likely outcome of these tariff announcements and negotiations, the current economic conditions and growth prospects for our markets continue to reflect a solid and positive outlook. Higher inflation levels and interest rate fluctuations could have a negative impact on both our consumer and commercial borrowers in the future. Overall, however, the Texas markets we serve remain healthy.
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
HUMAN CAPITAL RESOURCES
At December 31, 2025, we employed approximately 781 full time equivalent persons. None of our employees are represented by any unions or similar groups. We consider the relationship with our employees to be good, which we believe to be reflected in the average tenure of our employees exceeding eight years, with the tenure of 33% of our employees exceeding ten years. As of December 31, 2025, women and ethnic minorities represented approximately 68% and 41% of our workforce, respectively.
During 2025, Southside was awarded “Best Banks to Work For” by American Banker for the fourth consecutive year, “Best Companies to Work For in Fort Worth” for the third consecutive year, and for the first time, received the distinction of “Best Place to Work in Texas” by the Best Companies Group. These awards identify organizations that excel at creating positive and supportive workplaces for employees. We continuously work toward an outstanding workplace with competitive benefits for employees through our initiatives outlined below.
The health, safety and wellness of our employees is a top priority for Southside. In 2025, we continued to focus on the health and wellness of our employees through several company-wide efforts including a wellness program that allows employees to earn cash rewards, as well as wellness communications and webinars throughout the year. We maintain a comprehensive employee handbook, code of business conduct, as well as other policies, including a harassment policy, whistleblower policy and a human rights policy statement, to promote a safe and supportive workplace culture.
We believe employees to be our greatest asset and that our future success depends on our ability to attract, retain and develop employees. Professional development is a key priority, which is facilitated through our many corporate initiatives including extensive training programs, corporate mentoring, leadership programs, educational reimbursement and corporate and personal development coaching. We recognize and award employees through several different initiatives centered around service to Southside and initiatives that impact workplace culture and the communities we serve.
Effective communication is critical to supporting our employees and is carried out through our weekly newsletters, executive announcements, quarterly Town Hall meetings and our corporate intranet.
As part of our effort to attract and retain employees, we offer a broad range of benefits, including, but not limited to, 15-30 days of annual paid time off based on length of employment, sick leave, parental leave, participation in our ESOP, 401(k) match for eligible employees and up to 20 hours of paid time off annually to volunteer. We believe our compensation packages and benefits are competitive with others in our industry. For additional information regarding our employee benefit plans, see “Note 10 - Employee Benefits” to our consolidated financial statements included in this report.

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
In addition to the system of regulation and supervision outlined above, the CFPB has authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The CFPB also has rulemaking authority for a range of consumer financial protection laws (such as TILA, the Electronic Fund Transfer Act and RESPA, among others). The authority to supervise and examine depository institutions with $10 billion or less in assets (such as Southside Bank) for compliance with federal consumer laws remains largely with those institutions’ primary regulators.  However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  Accordingly, the CFPB may participate in examinations of Southside Bank, and could supervise and examine other direct or indirect subsidiaries of the Company that offer consumer financial products or services. Notwithstanding ongoing, legal, budgetary and structural challenges affecting the CFPB, the CFPB remains an active federal regulatory agency with continuing supervisory and enforcement authority and retains its broad authority to pursue enforcement actions, including investigations, civil actions and cease and desist proceedings. The CFPB may also refer civil and criminal findings to the Department of Justice for prosecution.
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
Holding Company Regulation
The Company is registered as a bank holding company with the Federal Reserve under the BHCA and qualifies for and has elected to be treated as a financial holding company. As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. The Company is required to file annual and other reports with, and furnish information to, the Federal Reserve, which makes periodic inspections of the Company.
Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees, and other parties participating in the affairs of a bank or bank holding company. Like all bank holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed inconsistent with safe and sound banking practices. Under this authority, our regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements, and consent or cease and desist orders pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
If we become subject to, and are unable to comply with, the terms of any regulatory actions or directives, supervisory agreements or orders, we could become subject to additional, heightened supervisory actions and orders, possibly including prompt corrective action restrictions or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our stock.
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
Under the BHCA, a bank holding company meeting certain eligibility requirements may elect to become a “financial holding company.” More specifically, a bank holding company may elect to become a financial holding company if the bank holding company is well-capitalized and is well managed and each of its banking subsidiaries is well-capitalized, is well managed and has at least a “Satisfactory” rating under the CRA. As a financial holding company, the Company and companies under its control may engage directly or indirectly in activities that are “financial in nature,” as defined by the GLBA and Federal Reserve interpretations, and therefore may engage in a broader range of activities than those permitted for bank holding companies and their subsidiaries under the BHCA. Financial holding companies and their subsidiaries also may engage in additional activities that are determined by the Federal Reserve, in consultation with the U.S. Department of the Treasury, to be “financial in nature or incidental to” a financial activity or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities. In addition, a financial holding company is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the Federal Reserve. Should a financial holding company fail to meet the requirements necessary to maintain its designation as a financial holding company, such failure could result in material restrictions on the activities of the financial holding company and may also adversely affect the financial holding company’s ability to engage in mergers and acquisitions, as well as loss of financial holding company status. Restrictions on the activities of a financial holding company may not necessarily be made available to the public.

While the company has elected to be treated as a financial holding company, we do not currently engage in financial activities beyond those permissible for a bank holding company. However, if we undertake expanded financial activities (i.e., those that are not permissible for a bank holding company) and we subsequently fail to continue to meet any of the prerequisites for “financial holding company” status, including those described above, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies
Capital Adequacy. Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and minimum leverage capital guidelines applicable to the banking organizations they supervise.
Under existing capital standards, the Company and the Bank are required to maintain certain capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization based on its size, complexity, or risk profile must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from nontraditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.
The Company and the Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets, and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities, and equity holdings.
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
The FDICIA, among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. FDICIA imposes progressively more restrictive restraints on operations, management, and capital distributions depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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
In 2025, the Company’s and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Company and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2026.
Certain regulatory capital ratios of the Company and Southside Bank, as of December 31, 2025, are shown in the following table.

	Capital Adequacy Ratios
	Southside Bancshares, Inc.	Southside Bank
Common equity tier 1 risk-based capital ratio	12.87%	16.66%
Tier 1 risk-based capital ratio	13.88%	16.66%
Total risk-based capital ratio	18.54%	17.50%
Leverage ratio	9.72%	11.67%

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
Source of Strength.  A bank holding company, such as us, is required to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it or when doing so is not otherwise in the interests of the Company or its shareholders or creditors. Regulators may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank. As a result, a bank holding company may be required to contribute additional capital to its subsidiaries. The appropriate federal banking agency for the depository institution (in the case of the Bank, the FDIC) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress. Capital loans from the Company to the Bank would be unsecured and subordinated to the Bank’s depositors and certain other debts of the Bank.

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
Dividends.  The Company is a legal entity separate and distinct from its subsidiaries. Under the laws of the State of Texas, we, as a business corporation, may declare and pay dividends. The principal source of funds for our payment of dividends to our shareholders are cash on hand and dividends from the Bank. The Company’s ability to declare and pay dividends is limited by and subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings. Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider certain factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:
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
The ability of the Company to pay dividends, and the contents of the Company’s dividend policy, is subject to changes of law, as well as possible supervisory restrictions imposed by the Federal Reserve. The Federal Reserve also has authority to prohibit a bank holding company from making capital distributions if they would be deemed to be an unsafe or unsound practice. In addition, the Company’s ability to make capital distributions, including paying dividends and repurchasing shares, is subject to the Company complying with the automatic restrictions on capital distributions under the Federal Reserve’s “Capital Rules” discussed above – see Holding Company Regulation - Capital Adequacy.
Incentive Compensation. The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as the Company and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. In 2016, the federal banking agencies and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2025, these rules have not been implemented, although the SEC did adopt final rules implementing the clawback provisions of the Dodd-Frank Act in 2022 and the NYSE did adopt corresponding listing standards for clawback policies in 2023. The Company and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles: incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
Change in Control.  Federal law restricts the amount of voting stock in a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Subject to certain exceptions, under the BHCA, the CBCA and the regulations promulgated thereunder, persons who intend to acquire direct or indirect control of a depository institution or a bank holding company are required to obtain the prior approval of the Federal Reserve.  With respect to the Company, “control” is conclusively presumed to exist where an acquiring party directly or indirectly owns, controls or has the power to vote at least 25% of our voting securities.  Under the Federal Reserve’s CBCA regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party owns, controls or has the power to vote at least 10%. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.
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
Bank Regulation
The Bank is a Texas-chartered commercial bank, the deposits of which are insured up to the applicable limits by the FDIC.  The Bank is not a member of the Federal Reserve.  The Bank is subject to extensive regulation, examination and supervision by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  In addition, as discussed in more detail below, the Bank is subject to regulation and supervision by the CFPB which may participate in examinations of the Bank regarding the Bank’s offering of consumer financial products and services.  The federal and state laws applicable to banks regulate, among other things, the scope of their activities and investments, lending and deposit-taking activities, borrowings, maintenance of retained earnings and reserve accounts, distribution of earnings and payment of dividends. Further, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection laws.
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

Volcker Rule Section 619 of the Dodd-Frank Act prohibits insured depository institutions and their affiliates from proprietary trading and acquiring certain interests in hedge or private equity funds. The Volker Rule contains certain exemptions from the prohibition and permits the retention of certain ownership interests. Subsequent amendments to the Volcker Rule exempt from coverage those banks with (i) total consolidated assets equal to $10 billion or less; and (ii) total trading assets and liabilities equal to 5 percent or less of total consolidated assets. Based on this amendment, the Bank is exempt from the Volcker Rule’s restrictions and prohibitions.
Brokered Deposits.  The Bank also may be restricted in its ability to accept, renew or roll over brokered deposits, depending on its capital classification.  Subject to certain exceptions, deposits are “brokered” if they are placed at a bank through the intervention of a third party in the business of facilitating the placement of deposits with FDIC-insured banks. Only “well-capitalized” banks are permitted to accept, renew or roll over brokered deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  Undercapitalized banks generally may not accept, renew or roll over brokered deposits. On December 15, 2020, the FDIC approved a final rule, effective April 1, 2021, setting forth a new framework for determining when deposits accepted by an insured depository institution qualify as “brokered deposits.” The new rule also clarifies when a third party may qualify as a “deposit broker,” and identifies several business relationships between banks and third parties that are exempt from the brokered deposit restrictions. On July 15, 2022, the FDIC released guidance regarding how banks should treat the placement of deposits by third parties under “sweep arrangements” with broker-dealers. On July 30, 2024, the FDIC approved a notice of proposed rulemaking relating to the agency’s brokered deposit rules which would inter alia rollback certain aspects and exceptions to the brokered deposit rules originally introduced by the 2020 rule; however, this proposed rule was later withdrawn on March 3, 2025.
Loans to One Borrower.  Under Texas law, without the approval of the TDB and subject to certain limited exceptions for loans secured by livestock, stored agricultural products, or readily marketable collateral, the maximum aggregate amount of loans that the Bank is permitted to make to any one borrower is 25% of Tier 1 capital. For purposes of applying this limit, loans to one borrower may be combined with loans to another borrower (i) when proceeds of the loan are to be used for the direct benefit of the other borrower, to the extent of the proceeds so used, (ii) when a “common enterprise” is deemed to exist between the borrowers, (iii) the expected source of repayment for each loan or extension of credit is the same for each person, or (iv) the Texas banking commissioner determines that a loan should be attributed to another person in accordance with state law.
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
Deposit Insurance and Assessments.  The Bank’s deposits are insured by the FDIC’s DIF up to the limits under applicable law, which currently are set at $250,000 per depositor, per insured bank, for each account ownership category. As an FDIC-insured bank, the Bank is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on the Bank’s average total consolidated assets less its average tangible equity and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.
As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. the FDIC, as required under the FDIA, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. To that end, on October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC’s amended restoration plan increased the initial base deposit insurance assessment rate schedule uniformly by two basis points beginning with the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.
As a result of bank failures in March and May 2023, the DIF reserve ratio fell to 1.10 percent as of June 30, 2023. However, the FDIC projected that the reserve ratio will still reach the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028, as a result of the FDIC’s prior assessment rate adjustment. On November 16, 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with the 2023 bank failures. The special assessment is targeted primarily at larger banks with significant uninsured deposit levels. Specifically, the assessment base for the special assessment is equal to a bank’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning with the first quarterly assessment period of 2024. As of December 31, 2022, the Bank had less than $5 billion in estimated uninsured deposits.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by a bank’s federal regulatory agency. In addition, the FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.
Capital Adequacy.
See Holding Company Regulation - Capital Adequacy.
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
Incentive Compensation.
See “Holding Company Regulation – Incentive Compensation.”
Dividends.  All dividends paid by the Bank are paid to the Company, as the sole shareholder of the Bank.  The ability of the Bank, as a Texas state bank, to pay dividends is restricted under federal and state law and regulations. The FDICIA and the regulations of the FDIC generally prohibit an insured depository institution from making a capital distribution (including payment of dividend) if, thereafter, the institution would not be at least adequately capitalized.  Under Texas law, the Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner.  All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses. Certain contractual restricts also may limit the ability of the Bank to pay dividends to the Company.
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
Transactions with Affiliates.  The Bank is subject to restrictions on extensions of credit and certain other transactions between the Bank and the Company or any non-bank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of the Bank’s capital and surplus, and all such transactions between the Bank and the Company and any non-bank affiliates combined are limited to 20% of the Bank’s capital and surplus. Loans and other extensions of credit from the Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and the Company or any affiliate are required to be on an arm’s length basis.
Anti-Tying Regulations.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these products or services on the condition that either: (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer not obtain credit, property, or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products.  The law also expressly permits banks to engage in other forms of tying and authorizes the Federal Reserve to grant additional exceptions by regulation or order. Also, certain foreign transactions are exempt from the general rule.
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
In 2023 the Federal Reserve, OCC, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules would substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. The revised CRA regulations have been subject to an injunction since March 29, 2024. On July 16, 2025, the Federal Reserve, OCC, and FDIC issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the rescission of the modernization rule.
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
Consumer Protection Regulation.  The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates.  Loan operations are also subject to federal laws and regulations applicable to credit transactions, such as, but not necessarily limited to:
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
•total reported loans for construction, land development and other land represent 100 percent or more of the institution’s total risk-based capital, or
•total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the outstanding balance of the institution’s CRE loan portfolio has increased by 50 percent or more during the prior 36 months.
In addition, Federal regulations requiring risk retention of assets may impact our business by reducing the amount of our CRE lending and increasing the cost of borrowing. A loan originator or a securitizer of asset-backed securities is required to retain a percentage of the credit risk of securitized assets.  On June 29, 2023, in response to the increased risks on CRE loans created by the COVID-19 pandemic, the federal banking regulators published a “Final Interagency Policy Statement on Prudent Commercial Real Estate Loan Accommodations and Workouts.” It builds on the “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” released in December 2015 and reaffirms risk management practices that financial institutions should exercise when entering into a loan agreement with a borrower. In the CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease commercial real estate underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (iii) indicated that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. On December 18, 2023, the FDIC issued an advisory on Managing Commercial Real Estate Concentrations in a Challenging Economic Environment.
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
•filing of suspicious activity reports if a bank believes a customer may be violating U.S. laws and regulations; and
•requirements that bank regulators consider bank holding and bank compliance with federal AML laws in connection with proposed merger or acquisition transactions.
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

On June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. On June 28, 2024, FinCEN issued a proposed rule that was drafted to implement the new AML program requirements in line with the national AML priorities. Thereafter, on August 9, 2024, the federal banking regulators published a notice of proposed rulemaking that would update the requirements each agency has issued for its supervised institutions to establish, implement, and maintain effective, risk-based, and reasonably designed AML programs. As of December 31, 2025, the proposed rules have yet to be finalized.
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
Privacy and Data Security; Cybersecurity.  Under the financial privacy provisions of the GLBA, financial institutions, including the Bank, are generally prohibited from disclosing consumer nonpublic personal information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required, subject to certain exceptions, to disclose their privacy policies to customers annually. Generally, the Bank must disclose its privacy policy for collecting and protecting NPI to consumers, permit consumers to “opt out” of having NPI disclosed to non-affiliated third parties, with some exceptions, and allow consumers to opt out of receiving marketing solicitations based on information about the consumer received from another affiliate. Many states have also recently implemented or modified their data privacy laws, and some may apply to financial institutions. For example, in California, the California Privacy Rights Act became effective on January 1, 2023, and provides new protections for the Bank customers who reside in that state. The Bank is required to comply with state laws regarding consumer privacy if they are more protective than the GLBA.
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
Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including the rate of inflation, general economic conditions and policies of various governmental and regulatory agencies (in particular, the Federal Reserve). From July 2023 through August of 2024, the federal funds rate remained steady at 5.25% to 5.50%. In each of the third and fourth quarter of 2024, the Federal Reserve reduced the target federal funds rate by 50 basis points to 4.25% to 4.50%. In the third and fourth quarters of 2025, the Federal Reserve reduced the target federal funds rate by 25 basis points and 50 basis points, respectively, to 3.50% to 3.75%. We are currently operating in an environment in which the Federal Reserve has continued to reduce interest rates, although modestly, with six cuts implemented in 2024 and 2025. However, the inflationary outlook remains uncertain and if the Federal Reserve were to reverse course and rapidly increase the target federal funds rate, the increase in rates could continue to constrain our interest rate spread and may adversely affect our business forecasts. On the other hand, further rapid decreases in interest rates may result in a change in the mix of noninterest and interest-bearing accounts. New appointments to the Board of Governors at the Federal Reserve could result in a change in monetary policy and interest rates. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, the impact of tariff and trade policies, increased levels of government debt, and other changes in financial markets. Uncertainty regarding future rates could negatively impact our cost of borrowing and reduce the amount of money our customers borrow or adversely affect their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates.
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
We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay us the interest and principal amounts due on their loans.  Although we maintain well-defined credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline. The effects of inflation, tariffs, trade wars and recessionary concerns on economic activity could negatively affect the collateral values associated with our existing loans, our ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making business decisions or delay us from taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.
Unstable economic conditions may have serious adverse consequences on our business, financial condition, and operations.
We are operating in an uncertain economic environment. Global trade tensions, AI impacts, and inflation risks continue to affect the global economic environment. The 2025 U.S. government shutdown has negatively impacted U.S. economic growth, and the suspension of government data collection and publication left policymakers without access to the latest data on employment, inflation, and economic growth, increasing the risk that a wrong decision will be made. An unpredictable or volatile political environment in the United States could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which could have a material adverse impact on our financial condition and results of operations. Credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, persistently elevated rates of inflation, and uncertainty about economic stability. With newly enacted and/or proposed domestic economic policies, we may experience additional volatility, including changes as a result of the level of government spending. While our management team continually monitors market conditions and economic factors throughout our footprint, we are unable to predict the duration or severity of such conditions or factors. If conditions were to worsen nationally, regionally, or locally, we could experience a sharp increase in our total net charge-offs and could also be required to significantly increase our allowance for credit losses. Economic instability could also result in decreased demand for loans and our other products and services. An increase in our non-performing assets and related increases in our provision for credit losses, coupled with a potential decrease in the demand for loans and other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations, and future growth. Our clients may also be adversely impacted by changes in regulatory, trade (including tariffs), tax policies and laws, all of which could cause inflation or reduce demand for loans and adversely impact our borrowers' ability to repay our loans.
We have a high concentration of loans secured by real estate and a decline in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.
A significant portion of our loan portfolio is dependent on real estate.  In addition to the importance of the financial strength and cash flow characteristics of the borrower, loans are also often secured with real estate collateral.  As of December 31, 2025, approximately 82.7% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of collateral underlying certain of our loans and our ability to sell the collateral at a profit or at all upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
Cybersecurity incidents, including security breaches and failures of our information systems, could significantly disrupt our business, result in the unintended disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.
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
In our ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to collect and store sensitive data, including our proprietary business information and that of our clients, and personally identifiable information of our customers and employees. The secure processing, maintenance, and transmission of this information is critical to our operations. Our systems, including those we maintain with our service providers, vendors, or our clients, could be vulnerable to cybersecurity-related incidents, which include compromises of information systems, attempts to access information, including customer and company information, malicious code, computer viruses or other malware, denial of service attacks, phishing attempts, brute force attacks, exploiting software vulnerabilities (including “zero-day attacks”), ransomware, supply chain attacks, and other events that could result in unauthorized access, theft, misuse, loss, release, or destruction of data (including confidential customer information), account takeovers, unavailability of service, or other events. These types of threats may result from human error, fraud, or criminal activity on the part of external or internal parties or may result from the failure of technology or information systems. Further, these types of threats may be exacerbated by developments in artificial intelligence and its increased use to produce sophisticated malware, phishing schemes, and other fraudulent activities. Any failure, interruption, or compromise in security of these systems could result in significant disruption to our operations. We employ an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cybersecurity controls.
Financial institutions and companies engaged in data processing have increasingly reported compromises in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems, or cause other damage. Our technologies, systems, networks, and software have been and continue to be subject to cybersecurity threats and attacks, which range from uncoordinated individual attempts to sophisticated and targeted measures by criminal organizations directed at us. Our customers, associates, and third parties that we do business with have been, and will likely continue to be, targeted in cybersecurity-related incidents by parties using fraudulent e-mails, artificial intelligence, and other communications in attempts to misappropriate passwords, bank account information, or other personal information, or to introduce viruses or other malware programs to our information systems, or the information systems and devices of our third-party service providers and our customers that are beyond our security control systems. Although we try to mitigate these threats through product improvements, use of encryption and authentication technology, and customer and employee education, among other things, cybersecurity-attacks against us, our third-party service providers, and our customers are a risk to our business.
We may be required to spend significant capital and other resources to protect against the threat of cybersecurity-related incidents or to alleviate problems caused by such incidents. Any failures related to upgrades and maintenance of our technology and information systems could increase our information and system security risk. Our increased use of cloud and other technologies, such as remote work technologies, and the increased connectivity of third parties and electronic devices to our systems also increases our risk of being subject to a cybersecurity-related incident. The risk of a cybersecurity-related incident has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. A cybersecurity-related incident or other significant disruption of our information systems or those of our customers or third-party service providers and vendors could (i) disrupt the proper functioning of our networks and systems and, therefore, our operations and those of our customers; (ii) result in the unauthorized access to, destruction, loss, theft, misappropriation, or release of confidential, sensitive, or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data protection, and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, enforcement actions, governmental fines, sanctions, or penalties (which may not be covered by our insurance policies), and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; (v) cause increased expenses and lost revenue; or (vi) cause negative publicity, harm our reputation, or cause a decrease in the number of customers that choose to do business with us, damaging our ability to generate deposits. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, in the event of a cybersecurity-related incident, we may be delayed in identifying or responding to the incident, which could increase the negative impact of the incident on our business, financial condition, and results of operations. While we maintain cybersecurity insurance coverage, which may apply in the event of certain cybersecurity-related incidents, the amount of coverage may not be adequate depending on the magnitude of the incident. Furthermore, because cybersecurity-related incidents are inherently difficult to predict and can take many forms, some incidents may not be covered under our cyber insurance coverage.
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
Increased fraudulent activity may cause losses to us or our clients, damage to our brand, and increases in our costs, in turn, materially and adversely affecting our business, financial condition, and results of operations.
Fraud losses have risen in recent years due in large part to growing and evolving schemes, as well as the advancement of artificial intelligence. Fraudulent activity has taken many forms, ranging from wire fraud, debit card fraud, credit card fraud, check fraud, mechanical devices attached to ATMs, social engineering, and phishing attacks to obtain personal information, business email compromise, or impersonation of clients through the use of falsified or stolen credentials. Many financial institutions have suffered significant losses in recent years due to the theft of cardholder data that has been illegally exploited for personal gain. The potential for debit and credit card fraud, as well as check fraud, against us or our clients and our third-party service providers is a serious issue. Debit and credit card fraud and check fraud are pervasive, and the risks of cybercrime are complex and continue to evolve. While we have policies and procedures, as well as fraud detection tools, designed to prevent fraud losses, such policies, procedures, and tools may be insufficient to accurately detect and prevent fraud. A significant increase in fraudulent activities could lead us to take additional steps to reduce fraud risk, which could increase our costs. Fraud losses could cause losses to us or our clients, damage to our brand, and an increase in our costs, in turn, materially and adversely affecting our business, financial condition, and results of operations.
The development and use of AI presents risks and challenges that may adversely impact our business.
The banking and financial services industry continually experiences technological changes, with frequent introductions of new technology-driven products and services, including recent and rapid developments in AI, including with agentic AI. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to assess the proper operation of AI models and capabilities to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also create service interruptions, transaction processing errors, and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect our revenue and profitability.
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
The state of the economy and various economic, social and political factors, including inflation, recession, pandemics, unemployment, social unrest/civil disorder, interest rates, declining oil prices and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, including tariffs, trade policies, weakness in foreign sovereign debt and currencies, hostile actions of foreign governments may directly and indirectly have a destabilizing effect on our financial condition and results of operations. In addition, the current administration is seeking to implement a regulatory reform agenda that will impact the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies and potentially result in uncertainty. Unfavorable or uncertain international, national or regional political or economic environments could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:
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
Corporate responsibility risks could adversely affect our reputation and shareholder, employee, client, and third-party relationships and may negatively affect our stock price.
Our business faces increasing public scrutiny related to corporate responsibility activities. We risk damage to our brand and reputation if we fail to act responsibly or are perceived to act too aggressively in a number of areas, such as DEI, environmental stewardship (including with respect to climate change), human capital management, support for our local communities, corporate governance and transparency.
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
Certain investors and shareholder advocates are placing increasing emphasis on how corporations address corporate responsibility issues in their business strategy when making investment decisions and when developing their investment strategies and proxy recommendations. We may incur increased costs with respect to our corporate responsibility efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.
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
Despite recent cuts, extended periods of elevated interest rates have decreased the value of a portion of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.
As a result of inflationary pressures and elevated interest rates in recent years, the fair value of our securities classified as available for sale and held-to-maturity has declined. This has resulted in unrealized losses on AFS securities embedded in other comprehensive income as a part of shareholders’ equity. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
Inflationary pressures and rising prices may affect our results of operations and financial condition.
Inflation rates remained above the Federal Reserve’s target rate in 2025 and were above the target of 2% as of December 31, 2025. Inflation has led to increased costs for our customers, making it more difficult for them to repay their loans or other obligations and increasing our credit risk, and the general economic impact of inflation persists and is expected to continue in 2026. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, persistent or rising inflation may lead to a decrease in consumer and client purchasing power and negatively affect the need or demand for our products and services. If elevated inflation continues or the Federal Reserve reverses monetary policy and raises interest rates, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.
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
Industry adoption of real-time payments networks could negatively impact financial performance through reductions in product profitability, increased liquidity reserves and the potential for increased fraud losses, among other risks.
With the launch of real-time payments networks, such as RTP® from The Clearing House and FedNow® from the Federal Reserve, instantaneous cash settlement capabilities are available 24 hours a day and 7 days a week. The implications of the new settlement capabilities are far reaching and have not yet significantly affected the banking industry. As market adoption increases, we may be required to hold more liquidity reserves in cash to facilitate cash settlement activity outside of traditional business hours. Additionally, instantaneous settlement will likely reduce float benefits associated with providing deposit and banking services, as well as pose incremental fraud risk due to a reduced ability to reverse fraudulent transactions due to the speed of money movement.
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
Failures in the analytical and forecasting models relied upon for our accounting estimates and risk management processes could have a material adverse effect on our business, financial condition, and results of operations.
The process we use to estimate our loan losses and to measure our retirement plan liabilities and the fair value of our financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models.  These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation, including flaws caused by failures in controls, data management, human error or from our reliance on technology.  If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures.  If the methodology we use for determining our loan losses are inadequate, our allowance for loan losses may not be sufficient to support future charge-offs.  If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. If the key assumptions and models used to measure the retirement plan liabilities and expense are inadequate, the liability may not accurately reflect the amount required to fund the benefit obligation.  Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
Our allowance for loan losses may be insufficient or we may be adversely affected by credit risk exposures.
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
From time to time, we evaluate our service offerings and may implement new delivery systems or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new delivery systems and/or new products and services, we may invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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
Our success depends primarily on the general economic conditions in the State of Texas and the local markets within Texas in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of Texas and our local markets.  The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing our loans and the stability of our deposit funding sources.  Moreover, a substantial percentage of the securities in our municipal bond portfolio were issued by political subdivisions and agencies within the State of Texas.  A significant decline in general economic conditions, caused by inflation, tariffs, trade wars, recession, crude oil prices, acts of terrorism, pandemics, natural or man-made disasters, outbreak of hostilities or other international or domestic occurrences, unemployment, plant or business closings or downsizing, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.
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
We have historically had access to a number of alternative sources of liquidity, but if there is an increase in volatility in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  The cost of out-of-market deposits may exceed the cost of deposits of similar maturity in our local market area, making such deposits unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy in general, and there may not be a viable market for raising equity capital.
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
As of December 31, 2025, we had $202.1 million of goodwill and other intangible assets.  A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets.  If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.
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
Since the beginning of 2023, the market price of a barrel of West Texas Intermediate crude oil fluctuated from a low of approximately $56 to a high of approximately $93. To partially mitigate this volatility, oil producers continue to find ways to control production costs. Decreased market oil prices compressed margins for many U.S. and Texas-based oil producers, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others.  As of December 31, 2025, energy loans comprised approximately 1.47% of our loan portfolio.  Energy production and related industries represent a significant part of the economies in our primary markets.  Although crude oil prices are not presently depressed, if oil prices were to decline significantly for an extended period, we could experience weaker loan demand from the energy industry and increased losses within our energy portfolio.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
Deposit insurance premiums levied against the Bank could increase.
The DIF is funded by fees assessed on insured depository institutions including the Bank. Future deposit premiums paid by the Bank depend on FDIC rules, which are subject to change, the level of the DIF and the magnitude and cost of future bank failures. The FDIC may further increase the assessment rates or impose additional special assessments in the future, which may require the Bank to pay significantly higher FDIC premiums.

GENERAL RISK FACTORS
Our stock price can be volatile.
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things: actual or anticipated variations in our results of operations, financial condition or asset quality; changes in recommendations by securities analysts; operating and stock price performance of other companies that investors deem comparable to us; news reports relating to trends, concerns and other issues in the financial services industry, including regulatory actions against other financial institutions; perceptions in the marketplace regarding us and/or our competitors; perceptions in the marketplace regarding the impact of changes in price per barrel of crude oil, real estate values and interest rates on the Texas economy; new technology used or services offered by competitors; significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; failure to integrate acquisitions or realize anticipated benefits from acquisitions; future issuances of our common stock or other securities; additions or departures of key personnel; changes in government regulations; and geopolitical conditions such as acts or threats of terrorism or military conflicts, health emergencies, epidemics or pandemics.
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
On August 14, 2025, the Company issued $150.0 million of 7.00% fixed-to-floating rate subordinated notes, with an outstanding balance, net of unamortized debt issuance costs, of $147.5 million as of December 31, 2025, which mature on August 15, 2035. On November 6, 2020, we issued $100.0 million of 3.875% fixed-to-floating rate subordinated notes, with an outstanding balance, net of unamortized debt issuance costs, of $92.2 million as of December 31, 2025, which we redeemed on February 15, 2026. On September 4, 2003, we issued $20.6 million of floating rate junior subordinated debentures in connection with a $20.0 million trust preferred securities issuance by our subsidiary Southside Statutory Trust III.  These junior subordinated debentures mature in September 2033.  On August 8 and 10, 2007, we issued $23.2 million and $12.9 million, respectively, of fixed-to-floating rate junior subordinated debentures in connection with $22.5 million and $12.5 million, respectively, trust preferred securities issuances by our subsidiaries Southside Statutory Trust IV and V, respectively.  Trust IV matures October 2037, and Trust V matures September 2037.  On October 10, 2007, as part of an acquisition, we assumed $3.6 million of floating rate junior subordinated debentures to Magnolia Trust Company I in connection with $3.5 million of trust preferred securities issued in 2005 that mature in 2035.
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
Although our common stock is listed for trading on the NYSE and NYSE Texas, the trading volume for our common stock is low relative to other larger financial services companies, and you are not assured liquidity with respect to transactions in our common stock.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock or the expectation of these sales could cause our stock price to fall.
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
Securities analysts might not continue coverage on our common stock, which could adversely affect the market for our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 1C. CYBERSECURITY
Risk Management Strategy
Given the increasing reliance on technology and the potential of cyber threats, we have integrated a cybersecurity component into our risk management program, which is designed to identify, assess and mitigate risks across various aspects of the Company. We have a dedicated Information Security Department, which is led by our Chief Information Security Officer. The Information Security Department serves to protect the security and confidentiality of customer information, protect against any threats or hazards to the security or integrity of Company information and protect against unauthorized access to, or use of, such information that could result in substantial harm or inconvenience to our customers.
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
•National Institute of Standards and Technology Cybersecurity Framework is assessed annually to track security program maturity and prioritize gaps in security controls. Results are presented to and approved by the Board;
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
•a cybersecurity incident response plan that includes procedures for responding to a cybersecurity incident; and defines escalations to senior management and the Board, as well as required notifications and timeframes to customers and regulatory authorities; and
•a third-party risk management process for service providers, suppliers, and vendors, including those external service providers we engage in our cybersecurity risk management processes.
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
Board Oversight of Cybersecurity
The Audit and Risk Committees of the Board oversee cybersecurity risk and the information security program which includes overseeing management’s actions to identify, assess, mitigate and remediate or prevent material cybersecurity risks. The Audit Committee receives, from the CISO, an annual report of the information security program and bimonthly reports of any security incident or on notable security events for the period. The Board Chairman and Vice Chairman are notified of any high criticality security incidents within 24 hours. The notable security event briefings by the CISO are intended to create discussion that allows Board members to understand the impact, controls and risk. The Risk Committee receives, from the CISO, annual reports on risk assessments and at least quarterly reports on key risk indicators. The Risk Committee receives at least one annual training from the CISO on the information security program, cybersecurity controls or cybersecurity threats.
Both the Bank’s management level Risk Committee and the Risk Committee of the Board review all risk assessments and remediations annually.
ITEM 2. PROPERTIES
The primary executive offices of Southside are located at 1201 South Beckham Avenue, Tyler, Texas 75701. This site also houses a banking center, a technology center, back office support areas and wealth management and trust services. An additional executive office is located at 1320 South University Drive, Fort Worth, Texas 76107 in University Center II. Additional wealth management and trust services are located at 2510 West Frank Street, Lufkin, Texas 75904. All of these locations are owned by Southside. As of December 31, 2025, Southside operated 53 branches, which includes traditional full service branches and full service branches within grocery stores. These branches are located within the state of Texas in the Dallas/Fort Worth, East Texas, Southeast Texas, Austin and Houston regions. Of the 53 branches, 36 are owned and 17 are leased. In addition to our branches, Southside also operates drive-thrus, wealth management and trust services, LPOs or other financial services offices which Southside owns. Southside also owns 70 ATMs/ITMs located throughout our market areas.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock trades on the NYSE under the symbol “SBSI.” On November 25, 2025, Southside also began trading on the NYSE Texas, Inc, a full electronic equities exchange headquartered in Dallas, Texas, under the symbol “SBSI.” Consequently, Southside is dual listed, with primary listing on the NYSE.
There were approximately 1,300 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 24, 2026.
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
ISSUER SECURITY REPURCHASES
On July 20, 2023, our board of directors approved a Stock Repurchase Plan authorizing the repurchase of up to 1.0 million shares of the Company’s outstanding common stock. On October 16, 2025, the Board of the Company increased its authorization under the Company’s current Plan by 1.0 million shares, for a total authorization to repurchase up to 2.0 million shares of the Company’s common stock from time to time. During 2025, we repurchased a total of 820,931 shares of our common stock at an average price per share of $28.52 pursuant to the Plan.
Repurchases may be carried out in open market purchases, privately negotiated transactions or pursuant to any trading plan that might be adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended. The Company has no obligation to repurchase any shares under the Plan and may modify, suspend or discontinue the plan at any time.
The following table provides information with respect to purchases of our common stock made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
October 1, 2025 - October 31, 2025	115,998	$28.62	115,998	1,015,941
November 1, 2025 - November 30, 2025	253,806	28.94	253,806	762,135
December 1, 2025 - December 31, 2025	—	—	—	762,135
Total	369,804	$28.84	369,804

We have not purchased any common stock pursuant to the Stock Repurchase Plan subsequent to December 31, 2025.
RECENT SALES OF UNREGISTERED SECURITIES
We did not sell any equity securities during the years ended December 31, 2025, 2024 or 2023 that were not registered under the Securities Act of 1933.

FINANCIAL PERFORMANCE
The following performance graph compares the returns for the indexes indicated, assuming that $100 was invested on December 31, 2020 and that all dividends were reinvested. The performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Southside Bancshares, Inc.	100.00	139.55	124.42	113.35	120.44	121.02
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
SBSI Peer Group*	100.00	126.54	119.20	112.32	131.33	130.14

*Peer group includes Cullen/Frost Bankers, Inc.(CFR), First Financial Bankshares, Inc. (FFIN), Hilltop Holdings (HTH), Prosperity Bancshares, Inc. (PB), Stellar Bancorp, Inc. (STEL) and Texas Capital Bancshares, Inc. (TCBI).

Source: S&P Global Market Intelligence
© 2026

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2025 and 2024 and financial condition as of December 31, 2025 and 2024.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K for a discussion and analysis of the more significant factors that affected periods prior to 2024.
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates and our expectations regarding rate changes, tax reform, inflation, the impacts related to or resulting from other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include general economic conditions in our markets, including the impact of changes in interest rates on our financial projections, models and guidance, as well as the effects of declines in the real estate market, tariffs or trade wars (including reduced consumer spending, lower economic growth or recession, reduced demand for U.S. exports, disruptions to supply chains and decreased demand for other banking products and services), high unemployment and increasing insurance costs, as well as the financial stress to borrowers as a result of the foregoing, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations and our ability to manage liquidity in a rapidly changing and unpredictable market. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
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
•changes in trade, monetary, and fiscal policies and laws, including actual changes in interest rates and the Fed Funds rate and changes in international trade policies, tariffs and treaties affecting imports and exports, and their related impacts on macroeconomic conditions, customer behavior, funding costs and loan and securities portfolios;
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
•legislative, tax and regulatory changes, including those that impact the money supply, trade, immigration and inflation;
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
•technological changes, including potential cyber-security incidents and other disruptions, developments in AI, or innovations to the financial services industry, including as a result of the increased telework environment;
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
•credit risks of borrowers, including any increase in those risks due to changing economic conditions, including inflation, tariffs and immigration policies;
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

	Years Ended December 31,
	2025	2024	2023
Net interest income (GAAP)	$221,084	$216,127	$215,027
Tax-equivalent adjustments:
Loans	2,244	2,495	2,724
Tax-exempt investment securities	7,043	8,078	9,939
Net interest income (FTE) (1)	$230,371	$226,700	$227,690

Average earning assets	$7,856,564	$7,875,096	$7,361,199

Net interest margin	2.81%	2.74%	2.92%
Net interest margin (FTE) (1)	2.93%	2.88%	3.09%

Net interest spread	2.14%	2.02%	2.25%
Net interest spread (FTE) (1)	2.26%	2.16%	2.42%
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

OVERVIEW
ECONOMIC CONDITIONS
Continued tariff announcements and ongoing tariff negotiations have caused some uncertainty related to inflation levels and its impact on interest rates and the overall economy. While it is too early to discern the likely outcome of these tariff announcements and negotiations, the current economic conditions and growth prospects for our markets continue to reflect a solid and positive outlook. Higher inflation levels and interest rate fluctuations could have a negative impact on both our consumer and commercial borrowers in the future. Overall, however, the Texas markets we serve remain healthy.
DEPOSITS
Our deposits were $6.87 billion at December 31, 2025, an increase of $210.9 million, or 3.2%, from December 31, 2024. At December 31, 2025, we had 178,757 total deposit accounts with an average balance of $35,000. Our estimated uninsured deposits were 39.7% of total deposits as of December 31, 2025. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 23.0% of total deposits as of December 31, 2025.
Our noninterest bearing deposits represent approximately 20.9% of total deposits. Our cost of interest bearing deposits decreased 18 basis points, from 2.98% for the year ended December 31, 2024, to 2.80% for the year ended December 31, 2025. Our cost of total deposits decreased 13 basis points, from 2.36% for the year ended December 31, 2024, to 2.23% for the year ended December 31, 2025.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. The table below shows our total lines of credit, borrowings, total amounts available for future liquidity, and swapped value as of December 31, 2025 (in thousands):

	December 31, 2025
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$2,665,052	$211,136	$2,453,916	$210,000
Federal Reserve discount window	351,776	110,000	241,776	—
Correspondent bank lines of credit	80,000	—	80,000	—
Total liquidity lines	$3,096,828	$321,136	$2,775,692	$210,000
OPERATING RESULTS
During the year ended December 31, 2025, our net income decreased $19.3 million, or 21.8%, to $69.2 million from $88.5 million for the same period in 2024. The decrease in net income was largely driven by a $25.8 million decrease in noninterest income and to a lesser extent, a $4.2 million increase in noninterest expense, partially offset by a $5.5 million decrease in income tax expense, a $5.0 million increase in net interest income and a $293,000 decrease in provision for credit losses. Net loss on sale of AFS securities, included in noninterest income, was $32.3 million for the year ended December 31, 2025, compared to a net loss of $2.5 million for the same period in 2024. Earnings per diluted common share decreased $0.62, or 21.3%, to $2.29 for the year ended December 31, 2025, compared to $2.91 for the same period in 2024.

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the three-year period ended December 31, 2025.  This information should be read in conjunction with “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report (in thousands, except per share data):

	As of and for the Years Ended December 31,
	2025	2024	2023
Summary Balance Sheet Data
Securities AFS, at estimated fair value	$1,456,219	$1,533,894	$1,296,294
Securities HTM, at carrying value	1,247,477	1,279,234	1,307,053
Loans	4,817,991	4,661,597	4,524,510
Total assets	8,514,590	8,517,448	8,284,914
Noninterest bearing deposits	1,433,129	1,357,152	1,390,407
Interest bearing deposits	5,432,030	5,297,096	5,159,274
Total deposits	6,865,159	6,654,248	6,549,681
FHLB borrowings	211,136	731,909	212,648
Subordinated notes, net of unamortized debt issuance costs	239,678	92,042	93,877
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,279	60,274	60,270
Shareholders’ equity	847,615	811,942	773,288
Summary Income Statement Data
Interest income	$403,074	$414,336	$359,741
Interest expense	181,990	198,209	144,714
Provision for (reversal of) credit losses	3,053	3,346	9,154
Deposit services	24,438	24,425	25,497
Net gain (loss) on sale of securities AFS	(32,270)	(2,510)	(15,976)
Noninterest income	15,956	41,733	35,834
Noninterest expense	151,357	147,137	140,578
Net income	69,220	88,494	86,692
Per Common Share Data
Earnings-basic	$2.30	$2.92	$2.82
Earnings-diluted	2.29	2.91	2.82
Cash dividends declared and paid	1.44	1.44	1.42
Book value	28.52	26.73	25.56
Asset Quality
Allowance for loan losses	$45,100	$44,884	$42,674
Allowance for loan losses to total loans	0.94%	0.96%	0.94%
Net loan charge-offs	$2,787	$1,927	$2,750
Net loan charge-offs to average loans	0.06%	0.04%	0.06%
Nonperforming assets	$38,243	$3,589	$4,001
Nonperforming assets to:
Total loans	0.79%	0.08%	0.09%
Total assets	0.45%	0.04%	0.05%
Consolidated Capital Ratios
Common equity tier 1 capital	12.87%	13.04%	12.28%
Tier 1 risk-based capital	13.88%	14.07%	13.32%
Total risk-based capital	18.54%	16.49%	15.73%
Tier 1 leverage capital	9.72%	9.67%	9.39%
Average shareholders’ equity to average total assets	9.85%	9.58%	9.63%

FINANCIAL CONDITION
    Our total assets decreased $2.9 million to $8.51 billion at December 31, 2025 from $8.52 billion at December 31, 2024. Our securities portfolio decreased by $109.4 million, or 3.9%, to $2.70 billion, compared to $2.81 billion at December 31, 2024. The decrease in the securities portfolio was primarily due to decreases in municipal securities and U.S. Treasury securities, partially offset by an increase in MBS during the year ended December 31, 2025. Our FHLB stock decreased $19.8 million, or 58.4%, to $14.1 million from $33.8 million at December 31, 2024, due to the decrease in our FHLB borrowings during the year ended December 31, 2025.
Loans at December 31, 2025 were $4.82 billion, an increase of $156.4 million, or 3.4%, compared to $4.66 billion at December 31, 2024, due to increases of $133.1 million in commercial real estate loans, $81.6 million in commercial loans and $10.7 million in construction loans. These increases were partially offset by decreases of $44.2 million in municipal loans, $16.0 million in 1-4 family residential loans and $8.7 million in loans to individuals. Loans held for sale decreased $0.6 million, or 31.6%, to $1.3 million at December 31, 2025 from $1.9 million at December 31, 2024.
Our nonperforming assets at December 31, 2025 increased $34.7 million, or 965.6%, to $38.2 million and represented 0.45% of total assets, compared to $3.6 million, or 0.04% of total assets, at December 31, 2024, due primarily to an increase of $27.5 million in restructured loans. The increase in restructured loans was due to the extension of maturity of a $27.5 million commercial real estate loan to allow for an extended lease up period during the first quarter of 2025. Nonaccruing loans increased $7.3 million, or 229.2%, to $10.5 million, and the ratio of nonaccruing loans to total loans was 0.22% and 0.07% for December 31, 2025 and December 31, 2024, respectively. The increase in nonaccrual loans compared to December 31, 2024 was primarily due to increases of $3.2 million in 1-4 family residential loans, $3.0 million in commercial loans and $1.0 million in commercial real estate loans. There were no repossessed assets at December 31, 2025, compared to $14,000 at December 31, 2024. There was $248,000 of OREO at December 31, 2025 and $388,000 at December 31, 2024.
Our deposits increased $210.9 million, or 3.2%, to $6.87 billion at December 31, 2025 from $6.65 billion at December 31, 2024, due to an increase in retail deposits of $359.9 million, or 7.7%, partially offset by a decrease in public fund deposits of $78.4 million, or 6.4%, and a decrease in brokered deposits of $70.7 million, or 9.5%. The increase in retail deposits of $359.9 million consists of $280.7 million of interest bearing deposits and $79.2 million of noninterest bearing deposits.
Total FHLB borrowings decreased $520.8 million, or 71.2%, to $211.1 million at December 31, 2025, from $731.9 million at December 31, 2024.
Other borrowings increased $132.2 million, or 173.0%, to $208.7 million at December 31, 2025, from $76.4 million at December 31, 2024.
Our subordinated notes, net of unamortized debt issuance costs, increased $147.6 million, or 160.4%, to $239.7 million at December 31, 2025 from $92.0 million at December 31, 2024, a result of the issuance of $150.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes during the third quarter of 2025.
Our total shareholders’ equity at December 31, 2025 increased 4.4%, or $35.7 million, to $847.6 million, or 10.0% of total assets, compared to $811.9 million, or 9.5% of total assets, at December 31, 2024. The increase in shareholders’ equity was the result of net income of $69.2 million, other comprehensive income of $29.3 million, stock compensation expense of $3.0 million and common stock issued under our dividend reinvestment plan of $1.0 million, partially offset by cash dividends paid of $43.4 million, repurchases of $23.4 million of our common stock pursuant to our Stock Repurchase Plan and net issuance of common stock under employee stock plans of $91,000.
Key financial indicators management follows include, but are not limited to: numerous interest rate sensitivity and interest rate risk indicators; credit risk, operations risk; liquidity risk; capital risk; regulatory risk; inflation risk; competition risk; yield curve risk; U.S. agency MBS prepayment risk; and economic risk indicators.

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
We ended 2025 with approximately $241.8 million in available liquidity from the FRDW, in addition to the approximately $2.45 billion available from the credit line with FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At December 31, 2025, the estimated deposits without insurance or collateral to total deposits, excluding affiliate deposits (Southside-owned deposits), was 23.0%, or $1.58 billion.
At December 31, 2025, brokered deposits of $650 million and FHLB advances of $210 million were hedged with $860 million of cash flow swaps. In connection with this $860.0 million of funding at December 31, 2025, the Bank also entered into various interest rate swap contracts that are treated as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” that are expected to be effective in hedging the variability in future cash flows at 3.42% with a remaining average weighted maturity of 1.3 years at December 31, 2025. During the year ended December 31, 2025, we entered into an additional $250 million in cash flow hedge interest rate swap contracts, while $180 million in cash flow hedge interest rate swap contracts matured. As of December 31, 2025, a pre-tax unrealized loss of $663,000 was recognized in other comprehensive income, and there was no ineffective portion of these hedges. At December 31, 2024, the outstanding balance of cash flow hedges was $790.0 million. Refer to “Note 11 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
We continue to evaluate the lowest cost wholesale funding sources and will utilize either brokered deposits, FHLB advances or FRDW borrowings, or a combination of the three funding sources in addition to utilizing cash flow hedges to mitigate the impacts of interest rate movements. Wholesale funding and securities are utilized to enhance overall profitability, to determine the appropriate leverage of our capital and to determine acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management. Wholesale funds are invested primarily in U.S. agency MBS and long-term municipal securities and to a lesser extent, corporate securities.  Although the securities often carry lower yields than loans, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government and the guarantees of the municipalities, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
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
Our securities portfolio decreased 3.9% from $2.81 billion at December 31, 2024 to $2.70 billion at December 31, 2025, with decreases in municipal securities, U.S. Treasury Bills and corporate bonds, partially offset by an increase in U.S. Agency MBS. The decrease in the securities portfolio was due to sales of securities, maturities and principal payments during the year ended December 31, 2025, which more than offset securities purchased.
During the second half of 2025, we restructured a portion of the AFS securities portfolio to enhance future earnings by selling primarily lower yielding long duration municipal securities and, to a lesser extent, MBS. During the year ended December 31, 2025, we sold $299.4 million of municipal securities, $225.9 million of MBS and $49.7 million in U.S. Treasury Bills, which resulted in a net realized loss of $32.3 million. During the year ended December 31, 2025, we purchased $739.1 million in lower premium, 5.50% to 6.50% coupon MBS, $41.8 million in 5.00% to 5.75% coupon municipal securities, $4.8 million in corporate bonds and $182.0 million in short-term U.S. Treasury Bills for collateral purposes.
At December 31, 2025, securities as a percentage of assets totaled 31.8%, compared to 33.0% at December 31, 2024, due to a $109.4 million, or 3.9%, decrease in securities. Cash and cash equivalents decreased to 4.6% of total assets at December 31, 2025, compared to 5.0% at December 31, 2024. Our balance sheet management strategy is dynamic and is continually evaluated as market conditions warrant.

Our FHLB borrowings decreased 71.2%, or $520.8 million, to $211.1 million at December 31, 2025 from $731.9 million at December 31, 2024. As of December 31, 2025, we had $110.0 million in borrowings from the FRDW. There were no borrowings from the FRDW at December 31, 2024.
As of December 31, 2025, our total wholesale funding as a percentage of deposits, not including brokered deposits, decreased to 16.0% from 24.9% at December 31, 2024.
Our brokered deposits may consist of CDs and non-maturity deposits which may be raised quickly with terms tailored to our funding needs. We had $19.8 million in brokered CDs at December 31, 2025, a decrease from $115.7 million at December 31, 2024. At December 31, 2025, our brokered CDs had a weighted average cost of 406 basis points and matured on January 8, 2026. Our brokered non-maturity deposits increased to $652.4 million at December 31, 2025, of which $650.0 million are related to our cash flow hedges, from $627.1 million at December 31, 2024, with a weighted average cost of 359 and 321 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
At December 31, 2025, the majority of the securities portfolio was funded by non-maturity deposits, some of which are included in wholesale funding that accounts for approximately 37% of the funding source, of which approximately 87% is swapped at a fixed rate, providing protection from rising interest rates.
We have partial term fair value hedges for certain of our fixed rate callable AFS municipal securities and partial term fair value hedges of fixed rate AFS MBS and fixed rate municipal loans using the portfolio layer method. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of December 31, 2025, $24.1 million in hedging instruments were used to hedge municipal securities with a carrying amount of $21.3 million included in our AFS securities portfolio in our consolidated balance sheets, representing approximately 12.0% of the AFS municipal portfolio. As of December 31, 2025, $301.0 million in hedging instruments were used to hedge a layer of the closed portfolio of AFS MBS with a carrying value of $1.08 billion, or 85.8% of the AFS MBS portfolio, and $155.0 million in hedging instruments were used to hedge a layer of the closed portfolio of municipal loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.

RESULTS OF OPERATIONS
Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for credit losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on us. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K for a discussion and analysis of the periods prior to 2024.
The following table presents net interest income for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Interest income:
Loans	$275,621	$279,371	$244,803
Taxable investment securities	22,981	28,075	31,186
Tax-exempt investment securities	31,597	40,469	54,629
MBS	57,230	45,222	19,450
FHLB stock and equity investments	1,822	2,079	1,185
Other interest earning assets	13,823	19,120	8,488
Total interest income	403,074	414,336	359,741
Interest expense:
Deposits	151,177	153,657	108,157
FHLB borrowings	13,679	24,450	6,777
Subordinated notes	8,208	3,774	3,920
Trust preferred subordinated debentures	4,034	4,621	4,504
Repurchase agreements	2,828	3,603	3,431
Other borrowings	2,064	8,104	17,925
Total interest expense	181,990	198,209	144,714
Net interest income	$221,084	$216,127	$215,027
NET INTEREST INCOME
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the last four months of 2024, the Federal Reserve reduced target federal funds rate by 100 basis points to 4.25% to 4.50%. During the last four months of 2025, the Federal Reserve reduced target federal funds rate by 75 basis points to 3.50% to 3.75%. If the federal funds rate remains elevated, it may negatively impact our net interest income. See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in this report for a discussion of risks related to interest rates.
Net interest income was $221.1 million for the year ended December 31, 2025, compared to $216.1 million for the same period in 2024, an increase of $5.0 million, or 2.3%. The increase in net interest income for the year ended December 31, 2025 was due to decreases in the average rate paid on our interest bearing liabilities and a change in the mix of our interest earning assets and interest bearing liabilities, partially offset by the decrease in the average yield of interest earning assets. Total interest income decreased $11.3 million, or 2.7%, to $403.1 million for the year ended December 31, 2025, compared to $414.3 million for the same period in 2024. Total interest expense decreased $16.2 million, or 8.2%, to $182.0 million for the year ended December 31, 2025, compared to $198.2 million for the same period in 2024. Our net interest margin and net interest margin (FTE), a non-GAAP measure, increased to 2.81% and 2.93%, respectively, for the year ended December 31, 2025, compared to 2.74% and 2.88%, respectively, for the same period in 2024, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, increased to 2.14% and 2.26%, respectively, compared to 2.02% and 2.16%, respectively, for the same period in 2024. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

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

	Year Ended December 31, 2025 Compared to 2024				Year Ended December 31, 2024 Compared to 2023
	Change Attributable to			Total Change	Change Attributable to			Total Change
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Number of Days		Average Volume	Average Yield/Rate	Number of Days
Interest income on:
Loans (1)	$3,082	$(6,289)	$(769)	$(3,976)	$17,421	$16,169	$769	$34,359
Loans held for sale	(85)	60	—	(25)	56	(76)	—	(20)
Taxable investment securities	(3,372)	(1,645)	(77)	(5,094)	(2,190)	(998)	77	(3,111)
Tax-exempt investment securities (1)	(5,676)	(4,099)	(132)	(9,907)	(13,722)	(2,431)	132	(16,021)
Mortgage-backed and related securities	11,404	728	(124)	12,008	20,047	5,601	124	25,772
FHLB stock, at cost, and equity investments	(311)	60	(6)	(257)	758	130	6	894
Interest earning deposits	(84)	(3,363)	(45)	(3,492)	11,840	16	45	11,901
Federal funds sold	(1,374)	(423)	(8)	(1,805)	(1,388)	111	8	(1,269)
Total earning assets	3,584	(14,971)	(1,161)	(12,548)	32,822	18,522	1,161	52,505
Interest expense on:
Savings accounts	134	771	(16)	889	(332)	507	16	191
CDs	14,725	(3,828)	(132)	10,765	7,951	9,166	132	17,249
Interest bearing demand accounts	(3,467)	(10,395)	(272)	(14,134)	9,457	18,331	272	28,060
FHLB borrowings	(8,586)	(2,118)	(67)	(10,771)	11,303	6,303	67	17,673
Subordinated notes, net of unamortized debt issuance costs	2,803	1,641	(10)	4,434	(144)	(12)	10	(146)
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(574)	(13)	(587)	—	104	13	117
Repurchase agreements	(235)	(530)	(10)	(775)	(198)	360	10	172
Other borrowings	(6,741)	723	(22)	(6,040)	(14,137)	4,294	22	(9,821)
Total interest bearing liabilities	(1,367)	(14,310)	(542)	(16,219)	13,900	39,053	542	53,495
Net change	$4,951	$(661)	$(619)	$3,671	$18,922	$(20,531)	$619	$(990)
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The decrease in total interest income for the year ended December 31, 2025 was attributable to the decrease in the average yield on earning assets to 5.25% for the year ended December 31, 2025 from 5.40% for the same period in 2024, partially offset by a change in the mix of our interest earning assets when compared to the year ended December 31, 2024.
The decrease in total interest expense for the year ended December 31, 2025 was attributable to the decrease in the average rate paid on our interest bearing liabilities to 2.99% from 3.24% for the year ended December 31, 2024 and a change in the average balance and mix of our interest bearing liabilities.
Interest bearing demand, savings and noninterest bearing demand deposits are considered the lowest cost deposits and decreased to 79.2% of total average deposits for the year ended December 31, 2025, from 83.7% for the year ended December 31, 2024.
At December 31, 2025, brokered CDs were 0.3% of deposits, compared to 1.7% of deposits at December 31, 2024.  Our brokered non-maturity deposits increased to 9.5% of deposits at December 31, 2025, compared to 9.4% of deposits at December 31, 2024. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.

AVERAGE BALANCES WITH AVERAGE YIELDS AND RATES
The following table presents average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities for the years ended December 31, 2025, 2024 and 2023.  The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP. The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended (dollars in thousands):

	Average Balances with Average Yields and Rates
	Year ended
	December 31, 2025			December 31, 2024			December 31, 2023
	Average Balance	Interest	Avg Yield/Rate (3)	Average Balance	Interest	Avg Yield/Rate (3)	Average Balance	Interest	Avg Yield/Rate (3)
ASSETS
Loans (1)	$4,644,030	$277,814	5.98%	$4,593,280	$281,790	6.13%	$4,300,138	$247,431	5.75%
Loans held for sale	827	51	6.17%	3,179	76	2.39%	1,681	96	5.71%
Securities:
Taxable investment securities (2)	686,508	22,981	3.35%	785,145	28,075	3.58%	845,907	31,186	3.69%
Tax-exempt investment securities (2)	1,062,889	38,640	3.64%	1,212,844	48,547	4.00%	1,554,519	64,568	4.15%
Mortgage-backed and related securities (2)	1,097,523	57,230	5.21%	878,623	45,222	5.15%	470,692	19,450	4.13%
Total securities	2,846,920	118,851	4.17%	2,876,612	121,844	4.24%	2,871,118	115,204	4.01%
FHLB stock, at cost, and equity investments	33,876	1,822	5.38%	39,688	2,079	5.24%	24,971	1,185	4.75%
Interest earning deposits	307,019	12,773	4.16%	308,628	16,265	5.27%	83,343	4,364	5.24%
Federal funds sold	23,892	1,050	4.39%	53,709	2,855	5.32%	79,948	4,124	5.16%
Total earning assets	7,856,564	412,361	5.25%	7,875,096	424,909	5.40%	7,361,199	372,404	5.06%
Cash and due from banks	86,116			106,965			107,018
Accrued interest and other assets	468,556			443,733			397,860
Less: Allowance for loan losses	(44,972)			(43,428)			(37,890)
Total assets	$8,366,264			$8,382,366			$7,828,187
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$613,950	6,713	1.09%	$600,375	5,824	0.97%	$636,603	5,633	0.88%
CDs	1,405,873	58,920	4.19%	1,059,793	48,155	4.54%	862,211	30,906	3.58%
Interest bearing demand accounts	3,378,309	85,544	2.53%	3,503,878	99,678	2.84%	3,122,319	71,618	2.29%
Total interest bearing deposits	5,398,132	151,177	2.80%	5,164,046	153,657	2.98%	4,621,133	108,157	2.34%
FHLB borrowings	372,342	13,679	3.67%	601,366	24,450	4.07%	276,584	6,777	2.45%
Subordinated notes, net of unamortized debt issuance costs	148,712	8,208	5.52%	92,478	3,774	4.08%	96,024	3,920	4.08%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,277	4,034	6.69%	60,272	4,621	7.67%	60,267	4,504	7.47%
Repurchase agreements	80,155	2,828	3.53%	86,071	3,603	4.19%	91,132	3,431	3.76%
Other borrowings	27,834	2,064	7.42%	119,672	8,104	6.77%	345,544	17,925	5.19%
Total interest bearing liabilities	6,087,452	181,990	2.99%	6,123,905	198,209	3.24%	5,490,684	144,714	2.64%
Noninterest bearing deposits	1,368,466			1,353,065			1,485,896
Accrued expenses and other liabilities	85,881			102,778			97,509
Total liabilities	7,541,799			7,579,748			7,074,089
Shareholders’ equity	824,465			802,618			754,098
Total liabilities and shareholders’ equity	$8,366,264			$8,382,366			$7,828,187
Net interest income (FTE)		$230,371			$226,700			$227,690
Net interest margin (FTE)			2.93%			2.88%			3.09%
Net interest spread (FTE)			2.26%			2.16%			2.42%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities do not include unrealized gains and losses on AFS securities.
(3)Yield/rate includes the impact of applicable derivatives.

Note: As of December 31, 2025, 2024 and 2023, loans totaling $10.5 million, $3.2 million and $3.9 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

PROVISION FOR CREDIT LOSSES
For the year ended December 31, 2025, there was a provision for credit losses of $3.1 million, compared to $3.3 million for the year ended December 31, 2024. The decrease in provision expense for the year ended December 31, 2025, compared to 2024, was primarily due to improvements in the overall economic forecast in the CECL model.
As of December 31, 2025, and 2024, our reviews of the loan portfolio indicated that loan loss allowances of $45.1 million and $44.9 million, respectively, were appropriate to cover expected credit losses in the portfolio. See the section captioned “Allowance for Credit Losses - Loans” elsewhere in this discussion for further analysis of the provision for credit losses for loans.
The balance of the allowance for off-balance-sheet credit exposures at December 31, 2025 and 2024, was $3.2 million and $3.1 million, respectively, and is included in other liabilities. See the section captioned “Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures” elsewhere in this discussion for further analysis of the provision for credit losses for off-balance-sheet credit exposures.
The balance of the allowance for credit losses on securities held to maturity at December 31, 2025 was $25,000. There was no allowance for credit losses on securities held to maturity at December 31, 2024.
The following table details the provision for (reversal of) loan losses, provision for (reversal of) off-balance-sheet credit exposures and provision for (reversal of) securities held to maturity for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	2025	Increase (Decrease)		2024	Increase (Decrease)		2023
Provision for (reversal of) loan losses	$3,003	$(1,134)	(27.4)%	$4,137	$(4,772)	(53.6)%	$8,909
Provision for (reversal of) off-balance-sheet credit exposures	25	816	103.2%	(791)	(1,036)	(422.9)%	245
Provision for (reversal of) securities held to maturity	25	25	100.0%	—	—	—	—
Total provision for credit losses	$3,053	$(293)	(8.8)%	$3,346	$(5,808)	(63.4)%	$9,154

NONINTEREST INCOME
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	2025	Increase (Decrease)		2024	Increase (Decrease)		2023
Deposit services	$24,438	$13	0.1%	$24,425	$(1,072)	(4.2)%	$25,497
Net gain (loss) on sale of securities AFS	(32,270)	(29,760)	(1,185.7)%	(2,510)	13,466	84.3%	(15,976)
Net gain on sale of equity securities	—	—	—	—	(5,058)	(100.0)%	5,058
Gain (loss) on sale of loans	440	403	1,089.2%	37	(526)	(93.4)%	563
Trust fees	7,873	1,680	27.1%	6,193	283	4.8%	5,910
BOLI	3,637	(619)	(14.5)%	4,256	(1,567)	(26.9)%	5,823
Brokerage services	4,859	642	15.2%	4,217	912	27.6%	3,305
Other noninterest income	6,979	1,864	36.4%	5,115	(539)	(9.5)%	5,654
Total noninterest income	$15,956	$(25,777)	(61.8)%	$41,733	$5,899	16.5%	$35,834

The 61.8% decrease in noninterest income for the year ended December 31, 2025, when compared to the same period in 2024, was due to an increase in net loss on sale of securities AFS and a decrease in BOLI income, partially offset by increases in other noninterest income, trust fees, brokerage services income and gain on sale of loans.
During the year ended December 31, 2025, we sold municipal securities, MBS and U.S. Treasury securities that resulted in a net loss on sale of AFS securities of $32.3 million. During the year ended December 31, 2024, we sold municipal securities that resulted in a net loss on sale of AFS securities of $2.5 million.
The increase in gain on sale of loans for the year ended December 31, 2025, was primarily due to the $412,000 net loss on the sale of a commercial real estate loan relationship during the first quarter of 2024.
Trust fees increased for the year ended December 31, 2025, when compared to the same period in 2024, due to an increase in accounts under management and fee repricing.
The decrease in BOLI income for the year ended December 31, 2025, when compared to the same period in 2024, was due to a death benefit of $962,000 realized in the second quarter of 2024 for a former covered officer, partially offset by a death benefit of $255,000 realized during the fourth quarter of 2025 for a former covered officer.
Brokerage services income increased for the year ended December 31, 2025, when compared to the same period in 2024, due to an increase in assets under management.
Other noninterest income increased for the year ended December 31, 2025, when compared to the same period in 2024, partially due to an impairment loss in the third quarter of 2024 of $868,000 for AFS securities. Additionally, the increase for the year ended December 31, 2025 was also due to increases in swap fee income, equity investment income, deluxe income and merchant services income, partially offset by the gain recognized on the repurchase of our subordinated notes at a discount during the second quarter of 2024.

NONINTEREST EXPENSE
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	2025	Increase (Decrease)		2024	Increase (Decrease)		2023
Salaries and employee benefits	$90,273	$(17)	—	$90,290	$4,665	5.4%	$85,625
Net occupancy	14,501	147	1.0%	14,354	(340)	(2.3)%	14,694
Advertising, travel & entertainment	3,928	565	16.8%	3,363	(730)	(17.8)%	4,093
ATM expense	1,546	63	4.2%	1,483	132	9.8%	1,351
Professional fees	5,715	635	12.5%	5,080	(271)	(5.1)%	5,351
Software and data processing	11,495	(103)	(0.9)%	11,598	2,203	23.4%	9,395
Communications	1,319	(283)	(17.7)%	1,602	133	9.1%	1,469
FDIC insurance	3,759	(31)	(0.8)%	3,790	232	6.5%	3,558
Amortization of intangibles	742	(429)	(36.6)%	1,171	(526)	(31.0)%	1,697
Other noninterest expense	18,079	3,673	25.5%	14,406	1,061	8.0%	13,345
Total noninterest expense	$151,357	$4,220	2.9%	$147,137	$6,559	4.7%	$140,578
The increase in noninterest expense for the year ended December 31, 2025, when compared to the same period in 2024, was primarily due to increases in other noninterest expense, professional fees and advertising, travel and entertainment expense, partially offset by decreases in amortization of intangibles and communications expense.
Salaries and employee benefits expense remained relatively unchanged during the year ended December 31, 2025 compared to the same period in 2024, consisting of a decrease in health insurance expense, partially offset by increases in direct salary expense and retirement expense.
Direct salary expense increased $248,000, or 0.3%, for the year ended December 31, 2025, compared to the same period in 2024, primarily due to normal salary increases effective in the first quarter of 2025.
Health and life insurance expense, included in salaries and employee benefits, decreased $272,000, or 3.0%, for the year ended December 31, 2025, compared to the same period in 2024, due to decreases in health claims expense and plan administration cost. We have a self-insured health plan which is supplemented with a stop loss policy.
Retirement expense, included in salaries and employee benefits, increased $7,000, or 0.2%, for the year ended December 31, 2025, compared to the same period in 2024.
Advertising, travel and entertainment expense increased during the year ended December 31, 2025, compared to the same period in 2024, due to increases in media advertising, meals and entertainment and travel related expenses and donations.
Professional fees increased for the year ended December 31, 2025, when compared to the same period in 2024, due to increases in managed services, audit, consulting and legal fees.
Communications expense decreased for the year ended December 31, 2025, when compared to the same period in 2024, resulting from improved network management efficiency.
Amortization of intangibles decreased for the year ended December 31, 2025, compared to the same period in 2024, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Other noninterest expense increased for the year ended December 31, 2025, when compared to the same period in 2024, primarily due to an increase in non-service cost of the Retirement Plan as a result of the amortization method change from average life expectancy to average future service in the first quarter of 2025 and a one-time charge of $1.2 million on the demolition of an old branch facility following completion of the new branch during the second quarter of 2025. Additional increases included an increase in bank analysis fees and online banking expense.

INCOME TAXES
Pre-tax income for the year ended December 31, 2025 was $82.6 million, compared to $107.4 million for the year ended December 31, 2024.
Income tax expense was $13.4 million for the year ended December 31, 2025 and represented a decrease of $5.5 million, or 29.0%, from $18.9 million for the year ended December 31, 2024.  The ETR as a percentage of pre-tax income was 16.2% in 2025 and 17.6% in 2024. The decrease in the ETR for the year ended December 31, 2025, compared to the same period in 2024, was primarily a result of an increase in net tax-exempt income as a percentage of pre-tax income. The decrease in income tax expense is due to the lower ETR and lower pre-tax income for the year ended December 31, 2025 compared to the same period in 2024.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, as well as BOLI. The net deferred tax asset totaled $27.1 million at December 31, 2025, as compared to $34.5 million in 2024. The decrease in the net deferred tax asset is primarily the result of a decrease in unrealized losses in the AFS securities portfolio. See “Note 15 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at December 31, 2025 or December 31, 2024, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
LENDING ACTIVITIES
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin.
Total loans as of December 31, 2025 increased $156.4 million, or 3.4%, and the average loan balance outstanding for the year increased $50.8 million, or 1.1%, compared to 2024.
From December 31, 2024 to December 31, 2025, commercial real estate loans increased $133.1 million, commercial loans increased $81.6 million and construction loans increased $10.7 million. The increases were partially offset by decreases of $44.2 million in municipal loans, $16.0 million in 1-4 family residential loans and $8.7 million in loans to individuals. Loans held for sale decreased $614,000, or 31.6%, to $1.3 million at December 31, 2025 from $1.9 million at December 31, 2024.
Our greatest concentration of loans is in our real estate portfolio. Management does not consider there to be a concentration of risk in any one industry type.  See “Item 1.  Business – Market Area.”
The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2025, was approximately $240.7 million.  Our largest loan relationship at December 31, 2025 was approximately $133.1 million.
The average yield on loans for the year ended December 31, 2025 decreased to 5.98%, compared to 6.13% for the year ended December 31, 2024.
LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK
For purposes of this discussion, our loans are divided into real estate loans, commercial loans, municipal loans and loans to individuals.
REAL ESTATE LOANS
Our real estate loan portfolio consists of construction, 1-4 family residential and commercial real estate loans, and represents our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2025, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $3.99 billion in real estate loans, $724.4 million, or 18.2%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses realized on this type of loan has been significantly less than those on other properties.  Prior to funding any real estate loan, our loan policy requires an appraisal or evaluation of the property and also outlines the requirements for appraisals on renewals based on the size and complexity of the transaction.
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
We also make home equity loans, which are included as part of the 1-4 family residential loans, and at December 31, 2025, these loans totaled $97.2 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.
Commercial Real Estate Loans
Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches.  Management does not consider there to be a concentration of risk in any one industry type. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property.  Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years. Most of our fixed rate commercial real estate loans adjust at least every five years. At December 31, 2025, commercial real estate loans consisted of $1.94 billion of owner and non-owner occupied real estate loans, $742.7 million of loans secured by multi-family properties and $32.7 million of loans secured by farmland.
COMMERCIAL LOANS
Our commercial loans are diversified loan types including short-term working capital loans for inventory and accounts receivable and short- and medium-term loans for equipment or other business capital expansion. Management does not consider there to be a concentration of risk in any one industry type. In our commercial loan underwriting, we assess the creditworthiness, ability to repay and the value and liquidity of the collateral being offered.  Terms of commercial loans are generally commensurate with the useful life of the collateral offered. Commercial loans increased $81.6 million, or 22.5%, to $444.7 million as of December 31, 2025, when compared to 2024.
MUNICIPAL LOANS
We make loans to municipalities and school districts primarily throughout the state of Texas, with a small percentage originating outside of the state.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  These loans allow us to earn a higher yield than we could if we purchased municipal securities for similar durations.  Loans to municipalities and school districts decreased $44.2 million, or 11.3%, to $346.7 million as of December 31, 2025, when compared to 2024.
LOANS TO INDIVIDUALS
Substantially all originations of our loans to individuals are made to consumers in our market areas.  At December 31, 2025, loans collateralized by titled equipment, which are primarily automobiles, accounted for approximately $19.3 million, or 47.3%, of total loans to individuals.
Home equity loans, which are included in 1-4 family residential loans, have replaced some of the traditional loans to individuals. In addition, we make loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan.
Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  The underwriting standards we employ for consumer loans include an application and a determination of the applicant’s payment history on other debts, with the greatest weight being given to payment history with us and an assessment of the borrower’s ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount. Most of our loans to individuals are collateralized, which management believes assists in limiting our exposure.
LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
The following tables represent loan maturities and sensitivity to changes in interest rates for our loans (dollars in thousands).  The amounts of these loans outstanding at December 31, 2025, which, based on maturity, are due in (1) one year or less, (2) after one but within five years, (3) after five years but within 15 years, and (4) after 15 years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates:

	Due in One Year or Less	After One but Within Five Years	After Five Years Within 15 Years	After 15 Years	Total
Real estate loans:
Construction	$151,724	$333,469	$23,190	$40,187	$548,570
1-4 family residential	10,278	32,463	127,034	554,579	724,354
Commercial	350,157	1,855,332	486,258	21,069	2,712,816
Commercial loans	164,841	254,762	25,117	—	444,720
Municipal loans	10,261	69,767	175,952	90,740	346,720
Loans to individuals	9,246	24,877	6,688	—	40,811
Total loans	$696,507	$2,570,670	$844,239	$706,575	$4,817,991

Loans with maturities after one year for which:	Interest Rates are Fixed or Predetermined	Interest Rates are Floating or Adjustable
Real estate loans:
Construction	$25,633	$371,213
1-4 family residential	599,705	114,371
Commercial	568,990	1,793,669
Commercial loans	143,511	136,368
Municipal loans	317,126	19,333
Loans to individuals	31,565	—
Total loans	$1,686,530	$2,434,954

LOANS TO AFFILIATED PARTIES
In the normal course of business, we make loans to our own executive officers and directors and their related interests. These loans totaled $9.8 million and $12.1 million and represented 1.2% and 1.5% of shareholders’ equity as of December 31, 2025 and 2024, respectively.
NONPERFORMING ASSETS
Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and restructured loans.  Nonaccrual loans are loans 90 days or more delinquent and collection in full of both the principal and interest is not expected.  Additionally, some loans that are not delinquent or that are delinquent less than 90 days may be placed on nonaccrual status if it is probable that we will not receive contractual principal and interest payments in accordance with the terms of the respective loan agreements.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any accrued balance is reversed for financial statement purposes. OREO represents real estate taken in full or partial satisfaction of debts previously contracted. The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized. Restructured loans represent loans that have been modified due to the borrower experiencing financial difficulty by providing interest rate reductions or below market interest rates, restructuring amortization schedules and other actions intended to minimize potential losses.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower, are considered in judgments as to potential loan loss.
Our nonperforming assets at December 31, 2025 increased $34.7 million, or 965.6%, to $38.2 million and represented 0.45% of total assets, compared to $3.6 million, or 0.04% of total assets, at December 31, 2024, due primarily to an increase of $27.5 million in restructured loans. The increase in restructured loans was due to the extension of maturity of a $27.5 million commercial real estate loan to allow for an extended lease up period during the first quarter of 2025. Nonaccruing loans increased $7.3 million, or 229.2%, to $10.5 million, and the ratio of nonaccruing loans to total loans was 0.22% and 0.07% for December 31, 2025 and December 31, 2024, respectively. The increase in nonaccrual loans compared to December 31, 2024 was primarily due to increases of $3.2 million in 1-4 family residential loans, $3.0 million in commercial loans and $1.0 million in commercial real estate loans. There were no repossessed assets at December 31, 2025, compared to $14,000 at December 31, 2024. There was $248,000 of OREO at December 31, 2025 and $388,000 at December 31, 2024.

The following table sets forth nonperforming assets and selected asset quality ratios for the periods presented (dollars in thousands):

	December 31,
	2025	2024	Change (%)
Nonaccrual loans (1)	$10,486	$3,185	229.2%
Accruing loans past due more than 90 days	—	—	—
Restructured loans	27,509	2	1,375,350.0%
OREO	248	388	(36.1)%
Repossessed assets	—	14	(100.0)%
Total nonperforming assets	$38,243	$3,589	965.6%

Total loans	$4,817,991	$4,661,597
Allowance for loan losses at end of period	45,100	44,884

Ratio of nonaccruing loans to:
Total loans	0.22%	0.07%
Ratio of nonperforming assets to:
Total assets	0.45%	0.04%
Total loans	0.79%	0.08%
Total loans and OREO	0.79%	0.08%
Ratio of allowance for loan losses to:
Nonaccruing loans	430.10%	1,409.23%
Nonperforming assets	117.93%	1,250.60%
Total loans	0.94%	0.96%

(1)    Includes $2.0 million and $63,000 of restructured loans as of December 31, 2025 and December 31, 2024, respectively.
Nonperforming assets hinder our ability to earn interest income.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.  We actively market all OREO properties and do not hold them for investment purposes.
We reversed $83,000 of interest income on nonaccrual loans during the year ended December 31, 2025. We had $2.7 million of loans on nonaccrual for which there was no related allowance for credit losses as of December 31, 2025.

ALLOWANCE FOR CREDIT LOSSES – LOANS
The following table presents information regarding changes in the allowance for loan losses for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance of allowance for loan losses at beginning of period	$44,884	$42,674	$36,515
Total loan charge-offs	(4,257)	(3,360)	(4,204)
Total recovery of loans previously charged-off	1,470	1,433	1,454
Net loan charge-offs	(2,787)	(1,927)	(2,750)
Provision for (reversal of) loan losses	3,003	4,137	8,909
Allowance for loan losses at end of period	$45,100	$44,884	$42,674
Our allowance for loan losses was $45.1 million at December 31, 2025, or 0.94% of loans, an increase of $216,000, or 0.5%, compared to $44.9 million at December 31, 2024.
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of the economic forecast in our CECL model as of December 31, 2025.
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
As of December 31, 2025, our review of the loan portfolio indicated that an allowance for loan losses of $45.1 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, may require future adjustments to the allowance for loan losses.
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
The following table presents the allocation of allowance for loan losses for the years presented (dollars in thousands):

	December 31,
	2025		2024
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real estate loans:
Construction	$7,951	11.4%	$3,958	11.5%
1-4 family residential	2,830	15.0%	2,780	15.9%
Commercial	29,405	56.3%	35,526	55.3%
Commercial loans	4,588	9.2%	2,448	7.8%
Municipal loans	13	7.2%	16	8.4%
Loans to individuals	313	0.9%	156	1.1%
Ending balance	$45,100	100.0%	$44,884	100.0%

The following table presents information regarding the net charge-offs to average amount of loans outstanding by portfolio segment (dollars in thousands):

	Years Ended
	December 31, 2025			December 31, 2024			December 31, 2023
	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding	Net Loans (Charged-off) Recovered	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding

Real estate loans:
Construction	$(1)	$494,573	—	$(24)	$613,267	—	$(90)	$696,204	(0.01)%
1-4 family residential	(39)	730,989	(0.01)%	(162)	732,558	(0.02)%	(9)	677,485	—
Commercial	17	2,617,572	—	(72)	2,417,186	—	(787)	2,042,462	(0.04)%
Commercial loans	(1,728)	391,947	(0.44)%	(787)	360,404	(0.22)%	(985)	384,421	(0.26)%
Municipal loans	—	365,010	—	—	415,402	—	—	432,740	—
Loans to individuals	(1,036)	43,939	(2.36)%	(882)	54,463	(1.62)%	(879)	66,826	(1.32)%
Total	$(2,787)	$4,644,030	(0.06)%	$(1,927)	$4,593,280	(0.04)%	$(2,750)	$4,300,138	(0.06)%
For the year ended December 31, 2025, net loan charge-offs increased $860,000, or 44.6%, to $2.8 million, compared to $1.9 million for the same period in 2024.
See “Note 5 – Loans and Allowance for Loan Losses” in our consolidated financial statements included in this report.

ALLOWANCE FOR CREDIT LOSSES – OFF-BALANCE-SHEET CREDIT EXPOSURES
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

Balance at beginning of period	$3,141	$3,932	$3,687
Provision for (reversal of) off-balance-sheet credit exposures	25	(791)	245
Balance at end of period	$3,166	$3,141	$3,932
Our off-balance-sheet credit exposures include contractual commitments to extend credit and standby letters of credit. For these credit exposures we evaluate the expected credit losses using usage given defaults and credit conversion factors depending on the type of commitment and based upon historical usage rates. These assumptions are reevaluated on an annual basis and adjusted if necessary.  For the year ended December 31, 2025, we recorded a provision for credit losses for off-balance-sheet exposures of $25,000, compared to a reversal of provision for credit losses on off-balance-sheet exposures of $791,000 for the year ended December 31, 2024. For additional information regarding our methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures, see “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” to our consolidated financial statements included in this report.

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
Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2025, the combined investment securities, MBS, FHLB stock and other investments as a percentage of total assets was 32.0%, compared to loans, which were 56.6% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”
Our MBS are all insured or guaranteed by U.S. government agencies and corporations. Our MBS include pools and CMOs. CMOs were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgages. MBS generally may be prepaid at any time without penalty and can result in significantly increased price and yield volatility.  Several of our MBS were purchased at a premium and should they prepay at a faster rate, our yield on these securities will decrease. Conversely, as prepayments slow, the yield on these MBS will increase. The total net unamortized premium for our MBS increased to $9.3 million at December 31, 2025, compared to $5.9 million at December 31, 2024.
Our investment securities consist primarily of state and political subdivision (municipal bonds) and to a lesser extent, corporate bonds. Most of our municipal bonds were issued by the State of Texas or political subdivisions or agencies within the State of Texas and are highly rated. Our corporate bonds consist of investment grade bonds, private placement bonds and one bond rated below investment grade in the amount of $4.0 million.
During 2025, we sold AFS municipal securities, mortgage related securities and U.S. Treasury Bills that resulted in an overall net loss of $32.3 million, which included a net loss of $1.2 million recorded on the unwind of fair value municipal securities and MBS hedges in the AFS securities portfolio. During 2024, the sale of AFS municipal securities resulted in an overall net loss of $2.5 million, which included a net gain of $3.5 million recorded on the unwind of fair value municipal security hedges in the AFS securities portfolio.
The combined investment securities, MBS, FHLB stock and other investments decreased to $2.73 billion at December 31, 2025, compared to $2.86 billion at December 31, 2024, a decrease of $129.1 million, or 4.5%.  The decrease is a result of a decrease in our investment securities portfolio of $431.6 million, or 24.4%, and a decrease in FHLB stock of $19.8 million, or 58.4%, partially offset by an increase in our MBS of $322.1 million, or 30.8%, when compared to December 31, 2024.
The combined fair value of the AFS and HTM securities portfolio at December 31, 2025 was $2.56 billion, which represented a net unrealized loss as of that date of $145.0 million.  The net unrealized loss was comprised of $165.1 million of unrealized losses and $20.1 million in unrealized gains.  The fair value of the AFS securities portfolio at December 31, 2025 was $1.46 billion, which included a net unrealized loss of $767,000.  The net unrealized loss was comprised of $17.9 million of unrealized losses and $17.1 million of unrealized gains.  The majority of the $17.9 million of unrealized losses is reflected in our state and political subdivisions. Net unrealized gains and losses on AFS securities, which is also a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates and is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.
    From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security. During the years ended December 31, 2025 and 2024, we did not transfer any securities from AFS to HTM. There were no sales from the HTM portfolio during the years ended December 31, 2025 or 2024.  There were $1.25 billion and $1.28 billion of securities classified as HTM at December 31, 2025 and 2024, respectively.

The maturities of AFS and HTM investment securities and MBS portfolio and the weighted yields are presented below (dollars in thousands) as of December 31, 2025.  Tax-exempt obligations are shown on a taxable-equivalent basis, which is a non-GAAP measure. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP. MBS are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available for Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities:
State and political subdivisions	$437	7.31%	$4,314	4.11%	$—	—	$171,885	4.12%
Corporate bonds and other	—	—	746	7.85%	15,268	6.87%	2,007	6.88%
MBS:
Residential	40	4.31%	1,359	6.35%	3,850	5.09%	1,254,019	5.40%
Commercial	—	—	—	—	2,294	5.49%	—	—
Total	$477	7.06%	$6,419	5.02%	$21,412	6.40%	$1,427,911	5.25%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities:
State and political subdivisions	$140	3.12%	$5,401	3.22%	$32,804	3.98%	$1,004,641	3.06%
Corporate bonds and other	—	—	24,425	7.38%	74,184	3.80%	—	—
MBS:
Residential	—	—	3	5.69%	2,448	3.15%	74,629	2.93%
Commercial	9,665	1.74%	10,323	2.94%	8,839	2.75%	—	—
Total	$9,805	1.75%	$40,152	5.68%	$118,275	3.75%	$1,079,270	3.05%

At December 31, 2025, there were no holdings of any one issuer, other than the U.S. government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS
We utilize deposits and primarily borrowings from FHLB, FRDW and BTFP to assist with our funding needs. Deposits provide us with our primary source of funds. The following table sets forth average deposits and rates paid by category (dollars in thousands) for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025		2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Interest bearing demand accounts (1)	$3,378,309	2.53%	$3,503,878	2.84%	$3,122,319	2.29%
Savings accounts	613,950	1.09%	600,375	0.97%	636,603	0.88%
CDs	1,405,873	4.19%	1,059,793	4.54%	862,211	3.58%
Total interest bearing deposits	5,398,132	2.80%	5,164,046	2.98%	4,621,133	2.34%
Noninterest bearing demand deposits	1,368,466	N/A	1,353,065	N/A	1,485,896	N/A
Total deposits	$6,766,598	2.23%	$6,517,111	2.36%	$6,107,029	1.77%

(1)The average rate on interest bearing demand accounts includes the effect of interest rate swaps.
The table below sets forth the maturity distribution of CDs greater than $250,000 (in thousands):

	December 31, 2025	December 31, 2024
Time deposits otherwise uninsured with a maturity of:
Three months or less	$285,941	$188,898
Over three to six months	273,361	221,345
Over six to twelve months	100,757	110,520
Over twelve months	19,455	13,610
Total CDs greater than $250,000	$679,514	$534,373
Estimated amount of uninsured deposits, including related accrued interest, were $2.73 billion and $2.53 billion at December 31, 2025 and 2024, respectively.
Brokered deposits may consist of CDs and non-maturity deposits. At December 31, 2025, we had $19.8 million in brokered CDs. Brokered non-maturity deposits were $652.4 million at December 31, 2025 with a weighted average cost of 359 basis points. As of December 31, 2024, we had $115.7 million in brokered CDs and $627.1 million in brokered non-maturity deposits. Our current policy allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets.  The potential higher interest costs and lack of customer loyalty are risks associated with the use of brokered deposits.

Borrowing arrangements, consisting of FHLB borrowings, repurchase agreements and borrowings from the FRDW and BTFP, decreased $388.6 million, or 48.1%, during 2025 compared to 2024, due to a $520.8 million decrease in FHLB borrowings, partially offset by a $110.0 million increase in borrowings from the FRDW and a $22.2 million increase in repurchase agreements.
Borrowing arrangements are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2025	2024	2023
Other borrowings:
Balance at end of period	$208,657	$76,443	$509,820
Average amount outstanding during the period (1)	107,989	205,743	436,676
Maximum amount outstanding during the period (2)	297,359	597,765	1,030,421
Weighted average interest rate during the period (3)	4.5%	5.7%	4.9%
Interest rate at end of period (4)	3.6%	3.6%	5.0%

FHLB borrowings:
Balance at end of period	$211,136	$731,909	$212,648
Average amount outstanding during the period (1)	372,342	601,366	276,584
Maximum amount outstanding during the period (2)	651,782	760,046	533,242
Weighted average interest rate during the period (3)	3.7%	4.1%	2.5%
Interest rate at end of period (5)	2.9%	3.7%	1.2%
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
Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at December 31, 2025 or 2024. To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At December 31, 2025, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $241.8 million. There were $110.0 million in borrowings from the FRDW at December 31, 2025. There were no borrowings from the FRDW at December 31, 2024. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2025, the line had oneoutstanding letter of credit for $155,000. Southside Bank currently has two outstanding letters of credit from FHLB held as collateral for loans totaling $6.2 million.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $98.7 million at December 31, 2025, and $76.4 million at December 31, 2024, and had maturities of less than one year. Repurchase agreements are secured by investment and MBS and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 1.26% to 4.80% (including the effect of interest rate swaps) and with remaining maturities of 5 days to 2.5 years at December 31, 2025.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At December 31, 2025, the amount of additional funding Southside Bank could obtain from FHLB was approximately $2.45 billion, net of FHLB stock purchases required.

CAPITAL RESOURCES AND LIQUIDITY
Our total shareholders’ equity at December 31, 2025 increased 4.4%, or $35.7 million, to $847.6 million, or 10.0% of total assets, compared to $811.9 million, or 9.5% of total assets, at December 31, 2024. The increase in shareholders’ equity was the result of net income of $69.2 million, other comprehensive income of $29.3 million, stock compensation expense of $3.0 million, and common stock issued under our dividend reinvestment plan of $1.0 million, partially offset by cash dividends paid of $43.4 million, repurchases of $23.4 million of our common stock pursuant to our Stock Repurchase Plan and the net issuance of common stock under employee stock plans of $91,000.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at December 31, 2025 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at December 31, 2025.
Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans, off-balance sheet exposures and HTM securities. Tier 2 capital for the Company also includes $221.2 million of qualified subordinated debt as of December 31, 2025. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
In April 2020, the FDIC, Federal Reserve, and the Office of the Comptroller of the Currency issued supplemental instructions allowing banking organizations that implement CECL before the end of 2020, the option to delay for two years an estimate of the CECL methodologies’ effect on regulatory capital, relative to the incurred loss methodologies effect on capital, followed by a three-year transition period. We elected to adopt the five-year transition option, and as of December 31, 2024, the CECL impact on regulatory capital was fully phased in and there is no longer a transitional amount.
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
Management believes that, as of December 31, 2025, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the Board.

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$744,172	12.87%	$260,186	4.50%	N/A	N/A
Bank Only	$962,990	16.66%	$260,102	4.50%	$375,703	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$802,640	13.88%	$346,915	6.00%	N/A	N/A
Bank Only	$962,990	16.66%	$346,803	6.00%	$462,403	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$1,072,160	18.54%	$462,553	8.00%	N/A	N/A
Bank Only	$1,011,270	17.50%	$462,403	8.00%	$578,004	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$802,640	9.72%	$330,251	4.00%	N/A	N/A
Bank Only	$962,990	11.67%	$329,998	4.00%	$412,498	5.00%

December 31, 2024
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$739,351	13.04%	$255,228	4.50%	N/A	N/A
Bank Only	$870,541	15.35%	$255,183	4.50%	$368,598	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$797,814	14.07%	$340,304	6.00%	N/A	N/A
Bank Only	$870,541	15.35%	$340,244	6.00%	$453,659	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$935,308	16.49%	$453,739	8.00%	N/A	N/A
Bank Only	$915,993	16.15%	$453,659	8.00%	$567,074	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$797,814	9.67%	$330,155	4.00%	N/A	N/A
Bank Only	$870,541	10.55%	$330,042	4.00%	$412,553	5.00%
(1)    Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of December 31, 2025, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. See the section captioned “Supervision and Regulation” in “Item 1. Business” included in this report.

The table below summarizes our key equity ratios:

	Years Ended December 31,
	2025	2024	2023
Return on average assets	0.83%	1.06%	1.11%
Return on average shareholders’ equity	8.40%	11.03%	11.50%
Dividend payout ratio – Basic	62.61%	49.32%	50.35%
Dividend payout ratio – Diluted	62.88%	49.48%	50.35%
Average shareholders’ equity to average total assets	9.85%	9.58%	9.63%
EFFECTS OF INFLATION
Our consolidated financial statements and their related notes have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike many industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. Inflation can affect the amount of money customers have for deposits, as well as their ability to repay loans.
MANAGEMENT OF LIQUIDITY
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss. At December 31, 2025, these investments were 8.1% of total assets, as compared with 8.6% for December 31, 2024.  The decrease to 8.1% at December 31, 2025 as compared to December 31, 2024, is largely driven by a decrease in the short-term investment portfolio and cash and due from banks, partially offset by an increase in interest earning deposits. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively.  There were no federal funds purchased at December 31, 2025 or 2024. To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At December 31, 2025, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $241.8 million. There were $110.0 million in borrowings from the FRDW at December 31, 2025. There were no borrowings from the FRDW at December 31, 2024. At December 31, 2025, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and/or securities, was approximately $2.45 billion, net of FHLB stock purchases required.  The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2025, the line had oneoutstanding letter of credit for $155,000. The Bank currently has two outstanding letters of credit from FHLB held as collateral for loans totaling $6.2 million.
Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.  The ALCO closely monitors various liquidity ratios and interest rate spreads and margins.  The ALCO utilizes a simulation model to perform interest rate simulation tests that apply various interest rate scenarios including immediate shocks and MVPE to assist in determining our overall interest rate risk and the adequacy of our liquidity position. In addition, the ALCO utilizes this simulation model to determine the impact on net interest income of various interest rate scenarios. By utilizing this methodology, we can determine potential changes to make to the asset and liability mix to minimize the change in net interest income under these various interest rate scenarios.
In the ordinary course of business we have entered into contractual obligations and have made certain other commitments to make future cash payments. Please refer to the accompanying notes to these consolidated financial statements for the expected timing of such cash payments as of December 31, 2025. These include payments related to (i) borrowings presented in “Note 8 - Borrowing Arrangements” and “Note 9 – Long-Term Debt,” (ii) operating leases presented in “Note 16 - Leases,” (iii) time deposits with stated maturity dates presented in “Note 7 – Deposits” and (iv) commitments to extend credit and standby letters of credit as presented in “Note 17 - Off-Balance-Sheet Arrangements, Commitments and Contingencies.”
Management continually evaluates our liquidity position and currently believes the Company has adequate funding to meet our financial needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the banking industry, a major risk exposure is changing interest rates.  The primary objective of monitoring our interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates.  Federal Reserve monetary control efforts, the effects of deregulation, inflation, economic uncertainty and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50, 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. We continue to monitor interest rates and anticipate rate changes during 2026.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	December 31,
Rate projections:	2025	2024
Increase:
100 basis points	3.11%	1.93%
200 basis points	6.03%	3.85%

Decrease:
50 basis points	(1.58)%	(1.18)%
100 basis points	(2.66)%	(1.55)%
200 basis points	(5.01)%	(1.80)%
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
Continued tariff announcements and ongoing tariff negotiations have caused some uncertainty related to inflation levels and its impact on interest rates and the overall economy. While it is too early to discern the likely outcome of these tariff announcements and negotiations, the current economic conditions and growth prospects for our markets continue to reflect a solid and overall positive outlook. Higher inflation levels and interest rate fluctuations could have a negative impact on both our consumer and commercial borrowers in the future.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026, expressed an unqualified opinion thereon.

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

Allowance for Loan Losses
Description of the Matter
The Company’s loan portfolio totaled $4.8 billion as of December 31, 2025, and the allowance for loan losses (ALL) was $45.1 million. As discussed in Note 1 and Note 5 to the consolidated financial statements, the ALL is an amount which represents management’s estimate of credit losses over the expected life of the loans. The ALL is estimated based on historical and expected credit loss patterns within reasonable and supportable forecast periods. Management applies judgement in the assignment of probabilities to economic scenarios included within the modeled forecast periods to estimate the ALL.

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

How We Addressed the Matter in Our Audit
Our considerations and procedures performed were reflective of the ALL process for the year and included, but was not limited to, the evaluation of the process utilized by management to challenge the model results and determine the best estimate of the ALL as of the balance sheet date. We obtained an understanding of the Company’s process for establishing the ALL, including determination of the probabilities assigned to the economic scenarios utilized within the reasonable and supportable forecast periods. We evaluated the design and tested the operating effectiveness of the controls associated with the ALL process, including controls over the reliability and accuracy of data used in the model, management’s review and approval of the probabilities assigned to the economic scenarios utilized within the reasonable and supportable forecast periods, the governance of the credit loss methodology, and management’s review and approval of the ALL.

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

Dallas, Texas
February 27, 2026

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2025	December 31, 2024

ASSETS
Cash and due from banks	$81,080	$91,409
Interest earning deposits	302,906	281,945
Federal funds sold	5,800	52,807
Total cash and cash equivalents	389,786	426,161
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,456,986 and $1,587,416, respectively)	1,456,219	1,533,894
Securities HTM (estimated fair value of $1,103,304 and $1,113,482, respectively)	1,247,477	1,279,234
FHLB stock, at cost	14,062	33,818
Equity investments	9,574	9,467
Loans held for sale	1,332	1,946
Loans:
Loans	4,817,991	4,661,597
Less: Allowance for loan losses	(45,100)	(44,884)
Net loans	4,772,891	4,616,713
Premises and equipment, net	152,293	141,648
Operating lease ROU assets	12,398	13,860
Goodwill	201,116	201,116
Other intangible assets, net	1,012	1,754
Interest receivable	41,809	46,724
Deferred tax asset, net	27,059	34,492
BOLI	145,125	138,313
Other assets	42,437	38,308
Total assets	$8,514,590	$8,517,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,433,129	$1,357,152
Interest bearing	5,432,030	5,297,096
Total deposits	6,865,159	6,654,248
Other borrowings	208,657	76,443
FHLB borrowings	211,136	731,909
Subordinated notes, net of unamortized debt issuance costs	239,678	92,042
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,279	60,274
Operating lease liabilities	14,335	15,779
Other liabilities	67,731	74,811
Total liabilities	7,666,975	7,705,506

Off-balance-sheet arrangements, commitments and contingencies (Note 17)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,110,078 shares issued at December 31, 2025 and 38,077,992 shares issued at December 31, 2024)	47,638	47,598
Paid-in capital	795,759	793,586
Retained earnings	352,193	326,793
Treasury stock: (shares at cost, 8,387,077 at December 31, 2025 and 7,699,182 at December 31, 2024)	(252,358)	(231,137)
AOCI	(95,617)	(124,898)
Total shareholders’ equity	847,615	811,942
Total liabilities and shareholders’ equity	$8,514,590	$8,517,448
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Interest income:
Loans	$275,621	$279,371	$244,803
Taxable investment securities	22,981	28,075	31,186
Tax-exempt investment securities	31,597	40,469	54,629
MBS	57,230	45,222	19,450
FHLB stock and equity investments	1,822	2,079	1,185
Other interest earning assets	13,823	19,120	8,488
Total interest and dividend income	403,074	414,336	359,741
Interest expense:
Deposits	151,177	153,657	108,157
FHLB borrowings	13,679	24,450	6,777
Subordinated notes	8,208	3,774	3,920
Trust preferred subordinated debentures	4,034	4,621	4,504
Other borrowings	4,892	11,707	21,356
Total interest expense	181,990	198,209	144,714
Net interest income	221,084	216,127	215,027
Provision for (reversal of) credit losses	3,053	3,346	9,154
Net interest income after provision for credit losses	218,031	212,781	205,873
Noninterest income:
Deposit services	24,438	24,425	25,497
Net gain (loss) on sale of securities AFS	(32,270)	(2,510)	(15,976)
Net gain on sale of equity securities	—	—	5,058
Gain (loss) on sale of loans	440	37	563
Trust fees	7,873	6,193	5,910
BOLI	3,637	4,256	5,823
Brokerage services	4,859	4,217	3,305
Other	6,979	5,115	5,654
Total noninterest income	15,956	41,733	35,834
Noninterest expense:
Salaries and employee benefits	90,273	90,290	85,625
Net occupancy	14,501	14,354	14,694
Advertising, travel & entertainment	3,928	3,363	4,093
ATM expense	1,546	1,483	1,351
Professional fees	5,715	5,080	5,351
Software and data processing	11,495	11,598	9,395
Communications	1,319	1,602	1,469
FDIC insurance	3,759	3,790	3,558
Amortization of intangibles	742	1,171	1,697
Other	18,079	14,406	13,345
Total noninterest expense	151,357	147,137	140,578
Income before income tax expense	82,630	107,377	101,129
Income tax expense	13,410	18,883	14,437
Net income	$69,220	$88,494	$86,692

Earnings per common share – basic	$2.30	$2.92	$2.82
Earnings per common share – diluted	$2.29	$2.91	$2.82
Cash dividends paid per common share	$1.44	$1.44	$1.42
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$69,220	$88,494	$86,692
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	4,917	(16,686)	28,782
Reclassification adjustment for amortization related to AFS and HTM debt securities	8,241	8,227	8,004
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	32,270	2,510	15,976
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	(2,313)	13,814	1,222
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(7,924)	(22,042)	(24,544)
Retirement plans:
Amortization of net actuarial loss, included in net periodic benefit cost	2,459	629	756
Effect of settlement recognition	(192)	—	(16)
Change in net actuarial gain (loss)	(394)	(928)	192
Other comprehensive income (loss), before tax	37,064	(14,476)	30,372
Income tax (expense) benefit related to items of other comprehensive income (loss)	(7,783)	3,040	(6,378)
Other comprehensive income (loss), net of tax	29,281	(11,436)	23,994
Comprehensive income (loss)	$98,501	$77,058	$110,686
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	$47,501	$784,545	$239,610	$(188,203)	$(137,456)	$745,997
Net income	—	—	86,692	—	—	86,692
Other comprehensive income (loss)	—	—	—	—	23,994	23,994
Issuance of common stock for dividend reinvestment plan (38,884 shares)	49	1,175	—	—	—	1,224
Purchase of common stock (1,435,193 shares)	—	—	—	(45,074)	—	(45,074)
Stock compensation expense	—	3,552	—	—	—	3,552
Net issuance of common stock under employee stock plans (99,109 shares)	—	(432)	(365)	1,282	—	485
Cash dividends paid on common stock ($1.42 per share)	—	—	(43,582)	—	—	(43,582)
Balance at December 31, 2023	47,550	788,840	282,355	(231,995)	(113,462)	773,288
Net income	—	—	88,494	—	—	88,494
Other comprehensive income (loss)	—	—	—	—	(11,436)	(11,436)
Issuance of common stock for dividend reinvestment plan (38,286 shares)	48	1,112	—	—	—	1,160
Purchase of common stock (57,966 shares)	—	—	—	(1,505)	—	(1,505)
Stock compensation expense	—	3,523	—	—	—	3,523
Net issuance of common stock under employee stock plans (149,060 shares)	—	111	(426)	2,363	—	2,048
Cash dividends paid on common stock ($1.44 per share)	—	—	(43,630)	—	—	(43,630)
Balance at December 31, 2024	47,598	793,586	326,793	(231,137)	(124,898)	811,942
Net income	—	—	69,220	—	—	69,220
Other comprehensive income (loss)	—	—	—	—	29,281	29,281
Issuance of common stock for dividend reinvestment plan (32,086 shares)	40	914	—	—	—	954
Purchase of common stock (820,931 shares)	—	—	—	(23,366)	—	(23,366)
Stock compensation expense	—	3,046	—	—	—	3,046
Net issuance of common stock under employee stock plans (133,036 shares)	—	(1,787)	(449)	2,145	—	(91)
Cash dividends paid on common stock ($1.44 per share)	—	—	(43,371)	—	—	(43,371)
Balance at December 31, 2025	$47,638	$795,759	$352,193	$(252,358)	$(95,617)	$847,615
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$69,220	$88,494	$86,692
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	10,610	10,459	10,577
Securities premium amortization (discount accretion), net	8,471	7,273	4,523
Loan (discount accretion) premium amortization, net	949	916	400
Provision for (reversal of) credit losses	3,053	3,346	9,154
Stock compensation expense	3,046	3,523	3,552
Deferred tax expense (benefit)	(351)	(1,026)	(2,110)
Net (gain) loss on sale of AFS securities	32,270	2,510	15,976
Net gain on sale of equity securities	—	—	(5,058)
Loss on impairment of investments	—	868	—
Net loss on premises and equipment	1,758	160	342
Gross proceeds from sales of loans held for sale	17,140	18,602	17,161
Gross originations of loans held for sale	(16,526)	(17,646)	(19,295)
Net (gain) loss on consumer receivables	—	412	—
Net (gain) loss on OREO	109	95	(61)
(Gain on purchase) loss on redemption of subordinated notes	—	(178)	(587)
Net change in:
Interest receivable	4,915	3,765	(1,139)
Other assets	8,190	(70,759)	37,874
Interest payable	3,440	(437)	7,422
Other liabilities	(52,477)	51,472	(85,559)
Net cash provided by (used in) operating activities	93,817	101,849	79,864

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(967,713)	(1,187,908)	(2,046,010)
Sales	544,174	135,614	1,125,414
Maturities, calls and principal repayments	516,212	797,171	960,614
Securities HTM:
Maturities, calls and principal repayments	35,103	31,079	22,563
Proceeds from sales of equity securities	—	—	6,679
Proceeds from redemption of FHLB stock and equity investments	39,564	78,244	36,919
Purchases of FHLB stock and equity investments	(19,915)	(99,902)	(39,796)
Net loan paydowns (originations)	(158,986)	(138,085)	(388,304)
Proceeds from sales of customer receivables	—	7,600	—
Purchases of premises and equipment	(20,338)	(11,162)	(6,904)
Proceeds from (purchases of) BOLI	(3,147)	4,035	951
Proceeds from sales of premises and equipment	322	20	430
Net proceeds from sales of OREO	273	278	203
Proceeds from sales of repossessed assets	230	160	168
Net cash provided by (used in) investing activities	(34,221)	(382,856)	(327,073)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2025	2024	2023
FINANCING ACTIVITIES:
Net change in deposits	210,850	104,506	351,551
Net change in other borrowings	132,214	(433,377)	288,667
Proceeds from FHLB borrowings	3,756,000	8,143,952	2,019,000
Repayment of FHLB borrowings	(4,276,773)	(7,624,691)	(1,959,710)
Net proceeds from issuance of subordinated notes	147,428	—	—
Purchase/redemption of subordinated notes	—	(1,805)	(4,365)
Proceeds from stock option exercises	693	2,624	1,082
Cash paid to tax authority related to tax withholding on share-based awards	(784)	(576)	(597)
Purchase of common stock	(23,182)	(1,505)	(44,803)
Proceeds from the issuance of common stock for dividend reinvestment plan	954	1,160	1,224
Cash dividends paid	(43,371)	(43,630)	(43,582)
Net cash provided by (used in) financing activities	(95,971)	146,658	608,467

Net increase (decrease) in cash and cash equivalents	(36,375)	(134,349)	361,258
Cash and cash equivalents at beginning of period	426,161	560,510	199,252
Cash and cash equivalents at end of period	$389,786	$426,161	$560,510

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$178,550	$198,646	$137,292
Income taxes paid	$12,952	$15,750	$15,750

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$441	$850	$226
Loans transferred from held for investment to held for sale	$—	$—	$8,093
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries
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
Basis of Presentation and Consolidation. The consolidated financial statements are prepared in conformity with U.S. GAAP and include the accounts of Southside Bancshares, Inc., and its wholly-owned subsidiary, Southside Bank, and the nonbank subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.
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
Loans.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at amortized cost. Amortized cost consists of the outstanding principal balance adjusted for any charge-offs and any unamortized origination fees and unamortized premiums or discounts on purchased loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the loan.  A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Substantially all of our individually evaluated loans are collateral-dependent, and as such, are measured for expected credit losses based on the fair value of the collateral, less estimated cost to sell.
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of continued economic and repricing uncertainty, as based on known and knowable information as of December 31, 2025.
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
HTM. Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their amortized cost which includes the remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Our HTM securities are presented on the consolidated balance sheets net of allowance for credit losses, if any. As of December 31, 2025, there was a $25,000 allowance for credit losses on our HTM securities portfolio.
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
We have selected October 1 of each year as the measurement date on which we will complete our annual goodwill impairment assessment. We may first assess qualitative factors to determine whether it is necessary to perform the quantitative analysis. We performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, macroeconomic and State of Texas economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, control premium analysis and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that an impairment exists, no further testing is required; otherwise an impairment test is performed. For the year ended December 31, 2025, the Company’s goodwill impairment evaluation, based on its qualitative assessment, indicated there was no impairment.  As a result, we did not record any goodwill impairment for the years ended December 31, 2025 or 2024, and we had no cumulative goodwill impairment.
At December 31, 2025, core deposit intangible and trust relationship intangible was $232,000 and $780,000, respectively. For the years ended December 31, 2025, 2024 and 2023, amortization expense related to our core deposit intangible and trust relationship intangible was $742,000, $1.2 million and $1.7 million, respectively.
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
Income Taxes.  We file a consolidated federal income tax return.  Income tax expense represents the taxes expected to be paid or returned for current year taxes adjusted for the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs. Uncertain tax positions arise when it is more likely than not that the tax position taken will be sustained upon examination by the appropriate tax authority. Any income tax benefit as well as penalties and interest related to income tax expense are recorded as a component of income tax expense. Unrecognized tax benefits were not material as of December 31, 2025 or 2024.
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
During 2024, we adopted a liability-driven investment strategy for the Retirement Plan. The liability-driven investment strategy focuses on matching the cash flow generated by assets to the cash flow of the retirement benefit obligation, therefore minimizing risks that could affect returns, such as those associated with interest rate fluctuations and market volatility. As a result of minimizing gains and losses that would significantly impact the amortization of the existing actuarial loss, we changed the amortization method of actuarial loss from average life expectancy to average future service. As a result of this amortization method change, our net periodic benefit cost of the Retirement Plan increased to $2.0 million in 2025 compared to net periodic benefit income of $659,000 in 2024.
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
Accounting Pronouncements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency of decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied prospectively with an option to apply it retrospectively for each period presented. We adopted ASU 2023-09 on January 1, 2025. ASU 2023-09 did not have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 requires disaggregated disclosure of income statement expenses within the footnotes to the financial statements for any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other types of depletion services. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance should be applied prospectively with an option to apply it retrospectively for each period presented. We are currently evaluating the potential impact of ASU 2024-03 on our consolidated financial statements.
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 expands the population of acquired financial assets subject to the gross-up approach to include purchased seasoned loans. The gross-up approach requires recognition of an allowance for expected credit loss for the estimate of credit losses at the acquisition date. The allowance for expected credit loss is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset. ASU 2025-08 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2026. Early adoption is permitted. The guidance should be applied prospectively to loans acquired on or after the adoption date. We are currently evaluating the potential impact of ASU 2025-08 and do not expect it to have a material impact on our consolidated financials.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” ASU 2025-09 makes certain targeted improvements to simplify the application of the hedge accounting guidance and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. These improvements include expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge and clarifying the circumstances under which a group of individual forecasted transactions can be considered to have a similar risk exposure. ASU 2025-09 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2026. Early adoption is permitted. The guidance should be applied prospectively for all hedging relationships. We are currently evaluating the potential impact of ASU 2025-09 and do not expect it to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 clarifies the applicability of Topic 270 and the form and content of interim financial statements. In addition, ASU 2015-11 requires entities to disclose material events occurring since the last annual reporting period. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance can be applied prospectively or retrospectively for each period presented. We are currently evaluating the potential impact of ASU 2025-11 and do not expect it to have a material impact on our consolidated financials.

2. EARNINGS PER SHARE
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024	2023
Basic and Diluted Earnings:
Net income	$69,220	$88,494	$86,692
Less: Earnings allocated to participating securities	41	57	38
Net income available to common shareholders	$69,179	$88,437	$86,654
Basic weighted-average shares outstanding	30,137	30,293	30,704
Add: Stock awards	89	76	55
Diluted weighted-average shares outstanding	30,226	30,369	30,759
Basic earnings per share:
Net income	$2.30	$2.92	$2.82
Diluted earnings per share:
Net income	$2.29	$2.91	$2.82
For the year ended December 31, 2025, there were approximately 460,000 anti-dilutive shares. For the years ended December 31, 2024 and 2023, there were approximately 525,000 and 570,000 anti-dilutive shares, respectively.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component are as follows for the years presented (in thousands):

	Year Ended December 31, 2025
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(112,199)	$6,303	$(19,002)	$(124,898)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	4,917	(2,313)	(586)	2,018
Reclassification adjustments included in net income	40,511	(7,924)	2,459	35,046
Income tax (expense) benefit	(9,540)	2,150	(393)	(7,783)
Net current-period other comprehensive income (loss), net of tax	35,888	(8,087)	1,480	29,281
Ending balance, net of tax	$(76,311)	$(1,784)	$(17,522)	$(95,617)

	Year Ended December 31, 2024
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(107,499)	$12,803	$(18,766)	$(113,462)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(16,686)	13,814	(928)	(3,800)
Reclassification adjustments included in net income	10,737	(22,042)	629	(10,676)
Income tax (expense) benefit	1,249	1,728	63	3,040
Net current-period other comprehensive income (loss), net of tax	(4,700)	(6,500)	(236)	(11,436)
Ending balance, net of tax	$(112,199)	$6,303	$(19,002)	$(124,898)

	Year Ended December 31, 2023
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(149,181)	$31,227	$(19,502)	$(137,456)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	28,782	1,222	176	30,180
Reclassification adjustments included in net income	23,980	(24,544)	756	192
Income tax (expense) benefit	(11,080)	4,898	(196)	(6,378)
Net current-period other comprehensive income (loss), net of tax	41,682	(18,424)	736	23,994
Ending balance, net of tax	$(107,499)	$12,803	$(18,766)	$(113,462)

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Years Ended December 31,
	2025	2024	2023
Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(8,241)	$(8,227)	$(8,004)
Tax (expense) benefit	1,731	1,728	1,681
Net of tax	$(6,510)	$(6,499)	$(6,323)

Unrealized gains and losses on AFS securities:
Realized net gain (loss) on sale of securities (2)	$(32,270)	$(2,510)	$(15,976)
Tax (expense) benefit	6,777	527	3,355
Net of tax	$(25,493)	$(1,983)	$(12,621)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	$7,924	$22,042	$24,544
Tax (expense) benefit	(1,664)	(4,629)	(5,154)
Net of tax	$6,260	$17,413	$19,390

Amortization of retirement plans:
Net actuarial loss (4)	$(2,459)	$(629)	$(756)
Tax (expense) benefit	516	132	159
Net of tax	$(1,943)	$(497)	$(597)
Total reclassifications for the period, net of tax	$(27,686)	$8,434	$(151)
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

4. SECURITIES
Debt securities
The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities, net of allowance for credit losses, as of December 31, 2025 and 2024 are reflected in the tables below (in thousands):

	December 31, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
State and political subdivisions	$192,268	$1,423	$17,055	$—	$176,636
Corporate bonds and other	17,793	327	99	—	18,021
MBS: (1)
Residential	1,244,698	15,278	708	—	1,259,268
Commercial	2,227	67	—	—	2,294
Total	$1,456,986	$17,095	$17,862	$—	$1,456,219

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,042,986	$2,290	$139,719	$905,557	$25	$1,042,961
Corporate bonds and other	98,609	694	1,487	97,816	—	98,609
MBS: (1)
Residential	77,080	10	4,898	72,192	—	77,080
Commercial	28,827	—	1,088	27,739	—	28,827
Total	$1,247,502	$2,994	$147,192	$1,103,304	$25	$1,247,477

	December 31, 2024
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
U.S. Treasury	$173,880	$76	$—	$—	$173,956
State and political subdivisions	458,013	36	43,717	—	414,332
Corporate bonds and other	14,646	263	401	—	14,508
MBS: (1)
Residential	935,639	835	10,088	—	926,386
Commercial	5,238	—	526	—	4,712
Total	$1,587,416	$1,210	$54,732	$—	$1,533,894

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,040,912	$4,004	$152,697	$892,219	$—	$1,040,912
Corporate bonds and other	124,095	17	6,553	117,559	—	124,095
MBS: (1)
Residential	84,660	8	8,549	76,119	—	84,660
Commercial	29,567	—	1,982	27,585	—	29,567
Total	$1,279,234	$4,029	$169,781	$1,113,482	$—	$1,279,234

(1)    All MBS issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies and our intent and ability to hold these securities until maturity. We did not transfer any securities from AFS to HTM during the years ended December 31, 2025 or 2024. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $96.6 million ($76.3 million, net of tax) at December 31, 2025 and $105.1 million ($83.0 million, net of tax) at December 31, 2024. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security.
Investment securities and MBS with carrying values of $1.94 billion and $2.18 billion were pledged as of December 31, 2025 and December 31, 2024, respectively, to collateralize borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law. At December 31, 2025 and December 31, 2024, the amount of excess collateral at the FRDW was $241.8 million and $431.7 million, respectively.

The following tables present the fair value and unrealized losses on AFS, if applicable, for which an allowance for credit losses has not been recorded, as well as HTM investment securities and MBS, if applicable, as of December 31, 2025 and 2024, segregated by major security type and length of time in a continuous loss position (in thousands):

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$—	$—	$128,723	$17,055	$128,723	$17,055
Corporate bonds and other	3,708	42	4,943	57	8,651	99
MBS:
Residential	52,056	32	10,320	676	62,376	708
Total	$55,764	$74	$143,986	$17,788	$199,750	$17,862

HELD TO MATURITY
Investment securities:
State and political subdivisions	$20,224	$3,128	$770,244	$136,591	$790,468	$139,719
Corporate bonds and other	—	—	64,009	1,487	64,009	1,487
MBS:
Residential	—	—	71,782	4,898	71,782	4,898
Commercial	—	—	27,739	1,088	27,739	1,088
Total	$20,224	$3,128	$933,774	$144,064	$953,998	$147,192

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$12,089	$64	$398,304	$43,653	$410,393	$43,717
Corporate bonds and other	2,967	33	5,612	368	8,579	401
MBS:
Residential	723,855	6,517	31,527	3,571	755,382	10,088
Commercial	2,223	12	2,489	514	4,712	526
Total	$741,134	$6,626	$437,932	$48,106	$1,179,066	$54,732

HELD TO MATURITY
Investment securities:
State and political subdivisions	$73,272	$1,779	$704,563	$150,918	$777,835	$152,697
Corporate bonds and other	2,212	149	111,392	6,404	113,604	6,553
MBS:
Residential	2,548	292	73,064	8,257	75,612	8,549
Commercial	—	—	27,585	1,982	27,585	1,982
Total	$78,032	$2,220	$916,604	$167,561	$994,636	$169,781

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
As of December 31, 2025 and 2024, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. We had 161 and 421 AFS debt securities in an unrealized loss position at December 31, 2025 and 2024, respectively. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities which are either explicitly or implicitly backed by the U.S. Government through its agencies and which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of primarily investment grade bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the collective evaluation method to model our HTM securities, which aligns with our third-party fair value measurement process. The model determined an expected credit loss over the life of the HTM securities of $25,000, and such amount was recognized as credit loss for the year ended December 31, 2025. For the year ended December 31, 2024, no provision for credit loss was recognized. Management evaluated the remote expectation of loss on the HTM portfolio, along with the qualitative factors associated with these securities, as well as the credit loss estimate of the model and concluded that an allowance for credit loss of $25,000 was sufficient as of December 31, 2025, due to the securities being highly rated municipals with a long history of no credit losses.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of December 31, 2025, accrued interest receivable on AFS and HTM debt securities totaled $9.4 million and $12.7 million, respectively. As of December 31, 2024, accrued interest receivable on AFS and HTM debt securities totaled $13.6 million and $12.9 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of December 31, 2025 or 2024.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
U.S. Treasury	$3,781	$8,538	$11,331
State and political subdivisions	44,306	53,186	67,355
Corporate bonds and other	6,491	6,820	7,129
MBS	57,230	45,222	19,450
Total interest income on securities	$111,808	$113,766	$105,265

There was a $32.3 million net realized loss as a result of sales from the AFS securities portfolio for the year ended December 31, 2025, which consisted of $33.1 million in realized losses and $2.0 million in realized gains, as well as a net loss of $1.2 million on the unwind of fair value MBS and municipal securities hedges in the AFS securities portfolio. There was a $2.5 million net realized loss as a result of sales from the AFS securities portfolio for the year ended December 31, 2024, which consisted of $6.1 million in realized losses and $88,000 in realized gains, offset by a net gain of $3.5 million on the unwinding of fair value hedges on municipal securities in the AFS securities portfolio. There were no sales from the HTM portfolio during the year ended December 31, 2025, 2024 or 2023.  We calculate realized gains and losses on sales of securities under the specific identification method.
Expected maturities on our securities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  MBS are presented in total by category since MBS are typically issued with stated principal amounts and are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-

backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.
The amortized cost and estimated fair value of AFS and HTM securities at December 31, 2025, are presented below by contractual maturity (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$437	$437
Due after one year through five years	5,023	5,060
Due after five years through ten years	15,043	15,268
Due after ten years	189,558	173,892
	210,061	194,657
MBS:	1,246,925	1,261,562
Total	$1,456,986	$1,456,219

	December 31, 2025
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$140	$139
Due after one year through five years	29,826	29,720
Due after five years through ten years	106,988	106,304
Due after ten years	1,004,641	867,210
	1,141,595	1,003,373
MBS:	105,907	99,931
Total	$1,247,502	$1,103,304

Equity Investments
Equity investments on our consolidated balance sheets include CRA funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At December 31, 2025 and 2024, we had equity investments recorded in our consolidated balance sheets of $9.6 million and $9.5 million, respectively.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost, less impairment, if any. For the year ended December 31, 2025, there was no gain or loss on the sale of equity securities.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net gains (losses) recognized during the period on equity investments	$169	$(51)	$5,131
Less: Net gains recognized during the period on equity investments sold during the period	—	—	5,058
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$169	$(51)	$73

FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost, less impairment, if any. Based upon our quarterly evaluation by management at December 31, 2025, our FHLB stock was not impaired.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2025	December 31, 2024
Real estate loans:
Construction	$548,570	$537,827
1-4 family residential	724,354	740,396
Commercial	2,712,816	2,579,735
Commercial loans	444,720	363,167
Municipal loans	346,720	390,968
Loans to individuals	40,811	49,504
Total loans	4,817,991	4,661,597
Less: Allowance for loan losses	45,100	44,884
Net loans	$4,772,891	$4,616,713

Loans to Affiliated Parties
In the normal course of business, we make loans to certain of our executive officers and directors and their related interests.  As of December 31, 2025 and 2024, these loans totaled $9.8 million and $12.1 million, respectively.  These loans represented 1.2% and 1.5% of shareholders’ equity as of December 31, 2025 and 2024, respectively.
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
Commercial Real Estate Loans
Commercial real estate loans as of December 31, 2025 consisted of $1.94 billion of owner and non-owner occupied real estate, $742.7 million of loans secured by multi-family properties and $32.7 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.
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
Loans to Individuals
Substantially all originations of our loans to individuals are made to consumers in our market areas.  The majority of loans to individuals are collateralized by titled equipment, which are primarily automobiles. Loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  The underwriting standards we employ for consumer loans include an application and a determination of the applicant’s payment history on other debts, with the greatest weight being given to payment history with us and an assessment of the borrower’s ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount. Most of our loans to individuals are collateralized, which management believes assists in limiting our exposure.
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

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
Construction real estate:
Pass	$139,542	$96,548	$60,041	$3,649	$15,979	$5,939	$148,759	$470,457
Pass watch	9,343	1,494	—	31	—	—	5,596	16,464
Special mention	47,492	—	—	—	407	58	13,468	61,425
Substandard	57	—	—	—	140	27	—	224
Doubtful	—	—	—	—	—	—	—	—
Total construction real estate	$196,434	$98,042	$60,041	$3,680	$16,526	$6,024	$167,823	$548,570
Current period gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

1-4 family residential real estate:
Pass	$48,099	$50,197	$68,149	$143,782	$127,149	$278,702	$583	$716,661
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	1,508	—	1,508
Substandard	2,380	—	112	—	658	2,199	269	5,618
Doubtful	—	165	265	—	—	137	—	567
Total 1-4 family residential real estate	$50,479	$50,362	$68,526	$143,782	$127,807	$282,546	$852	$724,354
Current period gross charge-offs	$—	$56	$—	$—	$—	$13	$—	$69

Commercial real estate:
Pass	$745,975	$213,269	$343,198	$384,505	$382,748	$256,509	$43,971	$2,370,175
Pass watch	21,226	—	49,316	34,440	—	287	—	105,269
Special mention	—	—	2,691	78,401	—	6,383	—	87,475
Substandard	30,044	—	—	101,330	12,097	6,426	—	149,897
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$797,245	$213,269	$395,205	$598,676	$394,845	$269,605	$43,971	$2,712,816
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$124,358	$41,277	$27,101	$27,035	$8,388	$4,627	$189,290	$422,076
Pass watch	21	43	—	—	36	—	—	100
Special mention	204	202	177	469	590	3	532	2,177
Substandard	1,341	12,858	1,333	713	75	38	3,497	19,855
Doubtful	79	134	111	86	90	12	—	512
Total commercial loans	$126,003	$54,514	$28,722	$28,303	$9,179	$4,680	$193,319	$444,720
Current period gross charge-offs	$—	$1,689	$409	$139	$139	$23	$—	$2,399

Municipal loans:
Pass	$2,135	$1,800	$31,542	$54,168	$59,342	$197,733	$—	$346,720
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$2,135	$1,800	$31,542	$54,168	$59,342	$197,733	$—	$346,720
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$16,861	$8,627	$4,980	$3,682	$2,524	$1,856	$2,049	$40,579
Pass watch	—	—	—	—	—	—	—	—
Special mention	8	—	—	—	—	—	—	8
Substandard	3	1	8	2	—	—	—	14
Doubtful	185	20	3	1	—	1	—	210
Total loans to individuals	$17,057	$8,648	$4,991	$3,685	$2,524	$1,857	$2,049	$40,811
Current period gross charge-offs (1)	$1,620	$34	$24	$68	$24	$18	$—	$1,788

Total loans	$1,189,353	$426,635	$589,027	$832,294	$610,223	$762,445	$408,014	$4,817,991
Total current period gross charge-offs (1)	$1,620	$1,779	$434	$207	$163	$54	$—	$4,257
(1) Includes $1.2 million in charged off demand deposit overdrafts reported as 2025 originations.

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
Construction real estate:
Pass	$130,555	$122,724	$46,499	$17,710	$3,564	$5,923	$132,096	$459,071
Pass watch	209	—	59,700	—	574	591	16,999	78,073
Special mention	—	—	—	429	—	72	—	501
Substandard	—	112	—	59	—	—	—	171
Doubtful	—	—	—	—	—	11	—	11
Total construction real estate	$130,764	$122,836	$106,199	$18,198	$4,138	$6,597	$149,095	$537,827
Current period gross charge-offs	$—	$24	$—	$—	$—	$—	$—	$24

1-4 family residential real estate:
Pass	$43,040	$65,458	$153,335	$139,048	$106,116	$226,550	$1,524	$735,071
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	505	—	—	—	505
Substandard	50	225	—	225	1,326	2,833	—	4,659
Doubtful	—	—	—	—	—	161	—	161
Total 1-4 family residential real estate	$43,090	$65,683	$153,335	$139,778	$107,442	$229,544	$1,524	$740,396
Current period gross charge-offs	$—	$31	$—	$—	$10	$220	$—	$261

Commercial real estate:
Pass	$363,370	$410,213	$632,216	$509,927	$132,562	$223,551	$41,568	$2,313,407
Pass watch	—	11,953	65,206	22,440	4,090	24,599	983	129,271
Special mention	3,983	—	79,280	175	—	13,232	—	96,670
Substandard	—	—	27,994	6,409	250	5,649	—	40,302
Doubtful	—	—	—	—	—	85	—	85
Total commercial real estate	$367,353	$422,166	$804,696	$538,951	$136,902	$267,116	$42,551	$2,579,735
Current period gross charge-offs	$—	$—	$—	$—	$—	$78	$—	$78

Commercial loans:
Pass	$83,118	$51,895	$39,449	$13,887	$5,875	$3,091	$155,671	$352,986
Pass watch	—	30	603	787	29	513	4,972	6,934
Special mention	—	327	29	83	—	101	180	720
Substandard	365	99	281	137	22	1	1,100	2,005
Doubtful	31	244	134	61	—	52	—	522
Total commercial loans	$83,514	$52,595	$40,496	$14,955	$5,926	$3,758	$161,923	$363,167
Current period gross charge-offs	$24	$462	$590	$85	$—	$12	$—	$1,173

Municipal loans:
Pass	$1,949	$34,398	$57,862	$64,041	$41,115	$188,309	$—	$387,674
Pass watch	—	—	—	—	892	2,402	—	3,294
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$1,949	$34,398	$57,862	$64,041	$42,007	$190,711	$—	$390,968
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$18,765	$10,881	$7,719	$5,949	$2,900	$949	$2,215	$49,378
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	2	28	—	—	4	1	35
Doubtful	—	8	67	2	8	6	—	91
Total loans to individuals	$18,765	$10,891	$7,814	$5,951	$2,908	$959	$2,216	$49,504
Current period gross charge-offs (1)	$1,655	$34	$43	$26	$33	$33	$—	$1,824

Total loans	$645,435	$708,569	$1,170,402	$781,874	$299,323	$698,685	$357,309	$4,661,597
Total current period gross charge-offs (1)	$1,679	$551	$633	$111	$43	$343	$—	$3,360
(1) Includes $1.2 million in charged off demand deposit overdrafts reported as 2024 originations.

Watch List loans reported as 2025 originations as of December 31, 2025 and Watch List loans reported as 2024 originations as of December 31, 2024 were, for the majority, first originated in various years prior to 2025 and 2024, respectively, but were renewed in the respective year.
The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$416	$1,407	$—	$1,823	$546,747	$548,570
1-4 family residential	4,324	693	1,284	6,301	718,053	724,354
Commercial	1,647	5,447	—	7,094	2,705,722	2,712,816
Commercial loans	1,132	640	380	2,152	442,568	444,720
Municipal loans	—	—	—	—	346,720	346,720
Loans to individuals	353	—	—	353	40,458	40,811
Total	$7,872	$8,187	$1,664	$17,723	$4,800,268	$4,817,991

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$92	$5	$—	$97	$537,730	$537,827
1-4 family residential	3,217	1,328	262	4,807	735,589	740,396
Commercial	2,054	331	—	2,385	2,577,350	2,579,735
Commercial loans	2,881	649	407	3,937	359,230	363,167
Municipal loans	—	—	—	—	390,968	390,968
Loans to individuals	108	48	20	176	49,328	49,504
Total	$8,352	$2,361	$689	$11,402	$4,650,195	$4,661,597

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Nonaccrual loans:
Real estate loans:
Construction	$18	$122
1-4 family residential	4,939	1,734
Commercial	1,220	171
Commercial loans	4,091	1,067
Loans to individuals	218	91
Total nonaccrual loans (1)	10,486	3,185

Accruing loans past due more than 90 days	—	—
Restructured loans	27,509	2
OREO	248	388
Repossessed assets	—	14
Total nonperforming assets	$38,243	$3,589
(1)    Includes $2.0 million and $63,000 of restructured loans as of December 31, 2025 and December 31, 2024, respectively.
The increase in restructured loans was due to the extension of maturity on a $27.5 million commercial real estate loan in the first quarter of 2025. We reversed $83,000 and $72,000 of interest income on nonaccrual loans during the years ended December 31, 2025 and 2024, respectively. We had $2.7 million and $650,000 of loans on nonaccrual for which there was no related allowance for credit losses as of December 31, 2025 and 2024, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and for which we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of December 31, 2025 and 2024, we had $38.4 million and $6.9 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2025. There were $40,000 in loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2024.
Restructured Loans
A loan is considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions, restructuring amortization schedules, extensions of maturity or a combination of any of these modifications intended to minimize potential losses. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the year ended December 31, 2025 were not significant.

The following table sets forth the recorded balance of restructured loans and type of modification by class of loans during the periods presented (dollars in thousands):

	Year Ended December 31, 2025
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Real estate loans:
Commercial	$27,500	$—	$—	$27,500	1	1.01%
Commercial loans	1,837	—	—	1,837	14	0.41%
Loans to individuals	194	—	—	194	2	0.48%
Total	$29,531	$—	$—	$29,531	17

	Year Ended December 31, 2024
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Commercial loans	$20	$—	$—	$20	1	0.01%
Loans to individuals	—	—	2	2	1	—
Total	$20	$—	$2	$22	2

There were 17 restructured loans totaling $29.5 million and three restructured loans totaling $65,000 included in nonperforming assets as of December 31, 2025 and December 31, 2024, respectively.
On an ongoing basis, performance of restructured loans are monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. As of December 31, 2025, there were $73,000 restructured loans in default. As of December 31, 2024, there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At December 31, 2025, there were no commitments to lend additional funds to borrowers whose loans had been restructured.

Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2025
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,958	$2,780	$35,526	$2,448	$16	$156	$44,884
Loans charged-off	(1)	(69)	—	(2,399)	—	(1,788)	(4,257)
Recoveries of loans charged-off	—	30	17	671	—	752	1,470
Net loans (charged-off) recovered	(1)	(39)	17	(1,728)	—	(1,036)	(2,787)
Provision for (reversal of) loan losses	3,994	89	(6,138)	3,868	(3)	1,193	3,003
Balance at end of period	$7,951	$2,830	$29,405	$4,588	$13	$313	$45,100

	Year Ended December 31, 2024
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$5,287	$2,840	$32,266	$2,086	$19	$176	$42,674
Loans charged-off	(24)	(261)	(78)	(1,173)	—	(1,824)	(3,360)
Recoveries of loans charged-off	—	99	6	386	—	942	1,433
Net loans (charged-off) recovered	(24)	(162)	(72)	(787)	—	(882)	(1,927)
Provision for (reversal of) loan losses	(1,305)	102	3,332	1,149	(3)	862	4,137
Balance at end of period	$3,958	$2,780	$35,526	$2,448	$16	$156	$44,884

	Year Ended December 31, 2023
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,164	$2,173	$28,701	$2,235	$45	$197	$36,515
Loans charged-off (1)	(92)	(119)	(788)	(1,283)	—	(1,922)	(4,204)
Recoveries of loans charged-off	2	110	1	298	—	1,043	1,454
Net loans (charged-off) recovered	(90)	(9)	(787)	(985)	—	(879)	(2,750)
Provision for (reversal of) loan losses	2,213	676	4,352	836	(26)	858	8,909
Balance at end of period	$5,287	$2,840	$32,266	$2,086	$19	$176	$42,674

(1)    Included in charge-offs for the year ended December 31, 2023 is a $788,000 write down to fair value an $8.1 million commercial real estate loan relationship transferred to held for sale.
The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of December 31, 2025 and December 31, 2024, the accrued interest on our loan portfolio was $19.6 million and $20.2 million, respectively.

6. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2025 and 2024 are summarized as follows (in thousands):

	December 31,
	2025	2024
Premises	$213,643	$199,348
Furniture and equipment	45,906	45,145
	259,549	244,493
Less: Accumulated depreciation	107,256	102,845
Total	$152,293	$141,648
Assets with accumulated depreciation of $3.2 million and $851,000 were written off for the years ended December 31, 2025 and 2024, respectively.
Depreciation expense was $7.6 million, $8.3 million and $8.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

7. DEPOSITS
Deposits in the accompanying consolidated balance sheets are classified as follows (in thousands):

	December 31, 2025	December 31, 2024
Noninterest bearing demand deposits:
Private accounts	$1,380,468	$1,301,298
Public accounts	52,661	55,854
Total noninterest bearing demand deposits	1,433,129	1,357,152
Interest bearing deposits:
Private accounts:
Savings accounts	662,584	593,322
Interest bearing demand accounts	2,725,835	2,583,494
CDs of $250,000 or more	336,015	285,426
CDs under $250,000	606,194	658,286
Total private accounts	4,330,628	4,120,528
Public accounts:
Savings accounts	1,828	2,236
Interest bearing demand accounts	734,298	905,615
CDs of $250,000 or more	362,248	265,697
CDs under $250,000	3,028	3,020
Total public accounts	1,101,402	1,176,568
Total interest bearing deposits	5,432,030	5,297,096
Total deposits	$6,865,159	$6,654,248
For the years ended December 31, 2025, 2024 and 2023, interest expense on CDs of $250,000 or more was $29.6 million, $21.7 million and $13.0 million, respectively.
At December 31, 2025, the scheduled maturities of CDs, including public accounts, were as follows (in thousands):

2026	$1,236,984
2027	57,417
2028	6,289
2029	3,326
2030	3,445
2031 and thereafter	24
$1,307,485
Brokered deposits may consist of CDs and non-maturity deposits. At December 31, 2025, we had $19.8 million brokered CDs. Brokered non-maturity deposits were $652.4 million at December 31, 2025 with a weighted average cost of 359 basis points. As of December 31, 2024, we had $115.7 million in brokered CDs and $627.1 million in brokered non-maturity deposits with a weighted average cost of 321 basis points. Our current policy allows for maximum brokered deposits of the lesser of $1.05 billion or 12% of total assets.
At December 31, 2025 and 2024, we had approximately $6.0 million and $7.9 million, respectively, in deposits from related parties, including directors and named executive officers.
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.0 million and $1.2 million at December 31, 2025 and 2024, respectively.

8. BORROWING ARRANGEMENTS
Information related to borrowings is provided in the table below (dollars in thousands):

	December 31, 2025	December 31, 2024
Other borrowings:
Balance at end of period	$208,657	$76,443
Average amount outstanding during the period (1)	107,989	205,743
Maximum amount outstanding during the period (2)	297,359	597,765
Weighted average interest rate during the period (3)	4.5%	5.7%
Interest rate at end of period (4)	3.6%	3.6%

FHLB borrowings:
Balance at end of period	$211,136	$731,909
Average amount outstanding during the period (1)	372,342	601,366
Maximum amount outstanding during the period (2)	651,782	760,046
Weighted average interest rate during the period (3)	3.7%	4.1%
Interest rate at end of period (5)	2.9%	3.7%
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
Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at December 31, 2025 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$208,657	$—	$—	$—	$—	$—	$208,657
FHLB borrowings	210,484	406	246	—	—	—	211,136
Total obligations	$419,141	$406	$246	$—	$—	$—	$419,793

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank, TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at December 31, 2025 or 2024. To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At December 31, 2025, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $241.8 million. There were $110.0 million in borrowings from the FRDW at December 31, 2025. There were no borrowings from the FRDW at December 31, 2024. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at December 31, 2025, the line had one outstanding letter of credit for $155,000. Southside Bank currently has two outstanding letters of credit from FHLB held as collateral for loans totaling $6.2 million.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $98.7 million at December 31, 2025, and $76.4 million at December 31, 2024, and had maturities of less than one year. Repurchase agreements are secured by investment and MBS and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 1.26% to 4.80% (including the effect of interest rate swaps) and with remaining maturities of 5 days to 2.5 years at December 31, 2025.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At December 31, 2025, the amount of additional funding Southside Bank could obtain from FHLB was approximately $2.45 billion, net of FHLB stock purchases required.

9. LONG-TERM DEBT
Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$92,190	$92,042
7.00% Subordinated notes, net of unamortized debt issuance costs (3)	147,488	—
Total Subordinated notes	239,678	92,042
Trust preferred subordinated debentures: (4)
Southside Statutory Trust III, net of unamortized debt issuance costs (5)	20,587	20,582
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,279	60,274
Total Long-term debt	$299,957	$152,316

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $810,000 at December 31, 2025 and $958,000 at December 31, 2024.
(3)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $2.5 million at December 31, 2025.
(4)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(5)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $32,000 at December 31, 2025 and $37,000 at December 31, 2024.

As of December 31, 2025, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

	Date Issued	Amount Issued	Fixed or Floating Rate	Interest Rate	Maturity Date
3.875% Subordinated Notes (1)	November 6, 2020	$100,000	Fixed-to-Floating	3 month SOFR + 3.66%	November 15, 2030
7.00% Subordinated Notes	August 14, 2025	$150,000	Fixed-to-Floating	7.00%	August 15, 2035
Southside Statutory Trust III	September 4, 2003	$20,619	Floating	3 month SOFR + 3.20%	September 4, 2033
Southside Statutory Trust IV	August 8, 2007	$23,196	Floating	3 month SOFR + 1.56%	October 30, 2037
Southside Statutory Trust V	August 10, 2007	$12,887	Floating	3 month SOFR + 2.51%	September 15, 2037
Magnolia Trust Company I (2)	May 20, 2005	$3,609	Floating	3 month SOFR + 2.06%	November 23, 2035
(1)On April 4, 2024 and June 14, 2023, the Company repurchased $2.0 million and $5.0 million, respectively, of the $100.0 million fixed-to-floating rate subordinated notes that mature on November 15, 2030.
(2)On October 10, 2007, as part of an acquisition we assumed $3.6 million of floating rate junior subordinated debentures issued in 2005 to Magnolia Trust Company I.
On November 6, 2020, the Company issued $100.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that mature on November 15, 2030. This debt initially charged interest at a fixed rate of 3.875% per year through

November 14, 2025 and thereafter, adjusts quarterly at a floating rate equal to the then current three-month term SOFR, as published by the FRBNY, plus 366 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes.
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
10. EMPLOYEE BENEFITS
Deferred Compensation Agreements
Southside Bank has deferred compensation agreements with 28 of its executive officers, which generally provide for payment of an aggregate amount of $9.3 million over a maximum period of 15 years after retirement or death. Of the 28 executives included in the agreements, payments have commenced to nine former executives and/or their beneficiaries. Deferred compensation expense was $304,000, $330,000 and $86,000 for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025 and 2024, the deferred compensation plan liability totaled $3.2 million.
Health Insurance
We provide accident and health insurance for substantially all employees through a self-funded insurance program.  The cost of health care benefits was $8.7 million, $8.9 million and $8.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Employee Stock Ownership Plan
We have an ESOP which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  We contributed $1.0 million to the ESOP for the years ended December 31, 2025, 2024 and 2023. At December 31, 2025 and 2024, the ESOP owned 412,155 and 352,473 shares of common stock, respectively.  These shares are treated as externally held shares for dividend and earnings per share calculations.
Long-term Disability
We have an officer’s long-term disability income policy which provides coverage in the event they become disabled as defined under its terms.  Individuals are automatically covered under the policy if they (a) have been elected as an officer, and (b) have been an employee of Southside Bank for three years.  The policy provides, among other things, that should a covered individual become totally disabled he would receive two-thirds of his current salary, not to exceed $15,000 per month.  The benefits paid out of the policy are limited by the benefits paid to the individual under the terms of our other Company-sponsored benefit plans.
Split Dollar Agreements
We have split dollar agreements with six of our executive officers, two of which were actively employed with us as of December 31, 2025. The agreements provide we will be the beneficiary of BOLI insuring the executives’ lives. The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement. As of December 31, 2025, the estimated death benefits for the six executives totaled $6.2 million.  The agreements also state that after the executive’s retirement, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus. The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was $4,000 for the year ended December 31, 2025, and a credit to expense of $28,000 and $95,000 for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2025 and 2024, the split dollar liability totaled $1.6 million.

401(k) Plan
We have a 401(k) Plan covering substantially all employees that permits each participant to make before- or after-tax contributions subject to certain limits imposed by the Internal Revenue Code. Beginning January 1, 2017, eligible employees may participate in the 401(k) Plan after they have worked at least 30 days with the Company.  For the years ended December 31, 2025, 2024 and 2023, expense attributable to the 401(k) Plan totaled $2.2 million.
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
Retirement Plan assets did not include any shares of our stock at December 31, 2025 or 2024. During 2025, our funded status improved, and at December 31, 2025, we had a funded status of $10.3 million compared to a funded status of $9.2 million at December 31, 2024. The improvement in the funded status was a result of a greater than expected return on the fair value of plan assets since December 31, 2024, partially offset by a decrease in the discount rate to better reflect the current market conditions at December 31, 2025 compared to December 31, 2024.
In connection with the acquisition of Omni, we acquired the OmniAmerican Bank Defined Benefit Plan which was remeasured at fair value. The Acquired Retirement Plan originally called for benefits to be paid to eligible employees at retirement based primarily upon years of service and the compensation levels at retirement. As of December 31, 2006, the benefits under the Acquired Retirement Plan were frozen by Omni. No further benefits have been or will be earned by employees since that date. In addition, no new participants may be added to the Acquired Retirement Plan after December 31, 2006. During 2025, our funded status remained relatively unchanged with a funded status of $1.1 million at December 31, 2025 and 2024. Subsequent to December 31, 2025, the Acquired Retirement Plan was merged with the Retirement Plan effective January 1, 2026.
We use a measurement date of December 31 for our plans.

Activity in our defined benefit pension plans and restoration plan were as follows (in thousands):

	Years Ended December 31,
	2025			2024			2023
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at end of prior year	$68,307	$2,057	$16,848	$73,165	$2,246	$16,176	$69,869	$2,379	$15,463
Interest cost	3,682	113	895	3,620	105	859	3,771	126	831
Actuarial (gain) loss	782	205	1,112	(4,182)	(220)	666	3,856	201	555
Benefits paid	(4,499)	(69)	(855)	(4,296)	(74)	(853)	(4,218)	(61)	(673)
Expenses paid	—	—	—	—	—	—	(113)	(88)	—
Settlements	—	(1,739)	—	—	—	—	—	(311)	—
Benefit obligation at end of year	68,272	567	18,000	68,307	2,057	16,848	73,165	2,246	16,176
Change in Plan Assets:
Fair value of plan assets at end of prior year	77,488	3,152	—	81,551	3,085	—	76,735	3,128	—
Actual return on plan assets	5,613	303	—	233	141	—	9,147	417	—
Employer contributions	—	—	855	—	—	853	—	—	673
Benefits paid	(4,499)	(69)	(855)	(4,296)	(74)	(853)	(4,218)	(61)	(673)
Expenses paid	—	—	—	—	—	—	(113)	(88)	—
Settlements	—	(1,739)	—	—	—	—	—	(311)	—
Fair value of plan assets at end of year	78,602	1,647	—	77,488	3,152	—	81,551	3,085	—
(Un)Funded status at end of year	10,330	1,080	(18,000)	9,181	1,095	(16,848)	8,386	839	(16,176)
Accrued benefit (liability) asset recognized	$10,330	$1,080	$(18,000)	$9,181	$1,095	$(16,848)	$8,386	$839	$(16,176)
Accumulated benefit obligation at end of year	$68,272	$567	$18,000	$68,307	$2,057	$16,848	$73,165	$2,246	$16,176

Amounts related to our defined benefit pension plans and restoration plan recognized as a component of other comprehensive income (loss) were as follows (in thousands):

	Years Ended December 31,
	2025			2024			2023
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Recognition of net loss	$2,374	$—	$85	$578	$—	$51	$726	$—	$30
Recognition of gain due to settlement	—	(192)	—	—	—	—	—	(16)	—
Net gain (loss) occurring during the year	757	(39)	(1,112)	(442)	180	(666)	718	29	(555)
	3,131	(231)	(1,027)	136	180	(615)	1,444	13	(525)
Deferred tax (expense) benefit	(658)	49	216	(29)	(37)	129	(303)	(3)	110
Other comprehensive income (loss), net of tax	$2,473	$(182)	$(811)	$107	$143	$(486)	$1,141	$10	$(415)

The noncash adjustment to the employee benefit plan assets and/or liabilities, consisting of changes in net loss, was $(2.1) million and $299,000 for the years ended December 31, 2025 and 2024, respectively.
Net amounts recognized in net periodic benefit cost and other comprehensive income (loss) were as follows (in thousands):

	December 31, 2025			December 31, 2024
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Net loss	$2,374	$—	$85	$578	$—	$51
Deferred tax expense	(498)	—	(18)	(121)	—	(11)
Accumulated other comprehensive income (loss), net of tax	$1,876	$—	$67	$457	$—	$40

Amounts recognized as a component of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2025			December 31, 2024
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Net gain (loss)	$(18,089)	$62	$(4,153)	$(21,220)	$293	$(3,126)
Deferred tax (expense) benefit	3,798	(12)	872	4,456	(61)	656
Accumulated other comprehensive income (loss), net of tax	$(14,291)	$50	$(3,281)	$(16,764)	$232	$(2,470)

Net periodic pension cost and postretirement benefit cost included the following components (in thousands):

	Years Ended December 31,
	2025	2024	2023
Retirement Plan:
Interest cost	$3,682	$3,620	$3,771
Expected return on assets	(4,074)	(4,857)	(4,573)
Net loss amortization	2,374	578	726
Net periodic benefit cost (income)	$1,982	$(659)	$(76)
Acquired Retirement Plan:
Interest cost	$113	$105	$126
Expected return on assets	(137)	(180)	(187)
Gain recognized due to settlement	(192)	—	(16)
Net periodic benefit cost (income)	$(216)	$(75)	$(77)
Restoration Plan:
Interest cost	$895	$859	$831
Net loss amortization	85	51	30
Net periodic benefit cost	$980	$910	$861

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
The discount rate is determined by matching the future benefit payments of the Retirement Plans to a portfolio of high quality corporate bonds as of the measurement date, December 31, 2025. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation of the assets invested to provide for the Retirement Plans’ liabilities.  We considered broad equity and bond indices, long-term return projections and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.
The assumptions used to determine the benefit obligation were as follows:

	December 31, 2025			December 31, 2024
	Retirement Plan	Acquired Retirement Plan	Restoration Plan	Retirement Plan	Acquired Retirement Plan	Restoration Plan
Discount rate	5.45%	5.75%	5.29%	5.58%	5.71%	5.47%

The assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	Years Ended December 31,
	2025	2024	2023
Retirement Plan:
Discount rate	5.58%	5.13%	5.46%
Expected long-term rate of return on plan assets	5.80%	6.13%	6.13%
Acquired Retirement Plan:
Discount rate	5.71%	5.13%	5.46%
Expected long-term rate of return on plan assets	6.30%	6.13%	6.13%
Restoration Plan:
Discount rate	5.47%	5.13%	5.46%

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

	December 31, 2025		December 31, 2024
	Retirement Plan	Acquired Retirement Plan	Retirement Plan	Acquired Retirement Plan
Level 1:
Cash and cash equivalents (1)	$1,205	$1,647	$—	$—
Equity securities:
U.S. companies (2)	—	—	—	756
International (3)	—	—	—	295
Fixed income securities:
Corporate bonds (4)	—	—	—	2,030
Real estate (5)	—	—	—	71
Level 2:
Cash equivalents	—	—	1,598	—
Equity securities:
U.S. companies (6)	6,817	—	5,544	—
International (6)	2,061	—	1,532	—
Fixed income securities:
Collective investment funds (7)	68,519	—	68,814	—
Total fair value of plan assets	$78,602	$1,647	$77,488	$3,152
(1)The Acquired Retirement Plan assets were sold in December 2025 in preparation for the merger of the Acquired Retirement Plan with the Retirement Plan on January 1, 2026.
(2)This category consist of pooled separate accounts invested mainly in domestic stocks.
(3)This category is comprised of pooled separate accounts invested in mutual funds and international stocks.
(4)This category consist of pooled separate accounts invested in mutual funds, bonds and fixed income securities.
(5)This category is comprised of a pooled separate account invested in commercial real estate and includes mortgage loans which are backed by the associated properties.
(6)This category is comprised of collective investment funds invested in mutual funds.
(7)Funds invest principally in investment grade debt securities, including U.S. Government obligations, corporate bonds and mortgage and asset backed securities.
We did not have any plan assets with Level 3 input fair value measurements at December 31, 2025 or 2024.
During the year ended December 31, 2024, we liquidated and reinvested the assets in the Retirement Plan using a liability-driven investment strategy. Our overall investment strategy is to realize long-term growth of the Retirement Plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 86.9% fixed income, 11.1% equities and 2.0% cash equivalents. Equity securities are diversified among U.S. and international (both developed and emerging), large, mid and small caps, value and growth securities and REITs.  The investment objective of equity funds is long-term capital appreciation with current income.  Fixed income securities include government agencies, CDs, corporate bonds, municipal bonds and MBS.  The investment objective of fixed income funds is to maximize investment return while preserving investment principal.  Mutual funds are primarily used for equity and REITs because of the superior diversification they provide.

As of December 31, 2025, expected future benefit payments related to the Retirement Plan, the Acquired Retirement Plan and the Restoration Plan were as follows (in thousands):

	Retirement Plan	Acquired Retirement Plan	Restoration Plan
2026	$5,050	$15	$1,470
2027	5,270	42	1,460
2028	5,250	280	1,490
2029	5,120	5	1,480
2030	5,190	5	1,460
2031 through 2035	25,010	6	7,050
	$50,890	$353	$14,410
We expect to contribute $1.5 million to our Restoration Plan in 2026. We do not expect to make additional contributions to the Retirement Plan or the Acquired Retirement Plan in 2026.
Share-based Incentive Plans
2025 Incentive Plan
On May 14, 2025, our shareholders approved the 2025 Incentive Plan, which is a stock-based incentive compensation plan.  A total of 1,200,000 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2025 Incentive Plan. Under the 2025 Incentive Plan, we are authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, other stock-based awards, or any other right or interest relating to stock or cash, granted to selected employees, officers, directors or consultants of the Company and its affiliates. As of December 31, 2025, there were 1.1 million shares remaining available for grant for future awards.
All share data has been adjusted to give retroactive recognition to stock dividends, where applicable. Reference to incentive plans refers to the 2025 Incentive Plan and predecessor incentive plans.
Share-based compensation expense related to incentive plans and related income tax benefit are presented in the following table (in thousands):

	Years Ended December 31,
	2025	2024	2023
Share-based compensation expense - employees	$2,462	$2,943	$3,193
Related income tax benefits - employees	$517	$618	$671
Share-based compensation expense - directors	$584	$580	$359
Related income tax benefits - directors	$123	$122	$75

Unrecognized compensation expense related to incentive plans and related income tax benefit are presented in the following table (in thousands):

December 31, 2025
Total unrecognized compensation expense	$6,877
Weighted-average expected recognition period remaining (in years)	2.5

The fair value of each NQSO is estimated on the date of grant using a Black-Scholes option pricing model. There were no NQSO grants during the years ended December 31, 2025, 2024 or 2023. The NQSOs have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period.
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
Shares issued in connection with stock compensation awards along with other related information are presented in the following table (in thousands, except share amounts):

	Years Ended December 31,
	2025	2024	2023
New shares issued from available treasury shares	133,036	149,060	99,109
Proceeds from stock option exercises	$693	$2,624	$1,082
Intrinsic value of stock options exercised	$63	$480	$229
Fair value of restricted stock units vested	$3,521	$2,187	$2,171

A combined summary of activity in our share-based plans as of December 31, 2025 is presented below. Performance stock units outstanding are presented assuming attainment of the maximum payout rate as set forth by the performance criteria:

	Restricted Stock Units Outstanding				Stock Options Outstanding
	Service Based		Performance Based
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2025	252,028	$30.18	51,369	$35.69	520,613	$34.61	$6.57
Granted	156,602	29.48	32,409	33.48	—	—	—
Stock options exercised	—	—	—	—	(26,501)	26.49	5.77
Stock awards vested	(109,069)	31.44	(12,977)	41.74	—	—	—
Forfeited	(11,959)	30.78	(14,924)	31.95	—	—	—
Canceled/expired	—	—	—	—	(63,658)	35.05	6.65
Balance, December 31, 2025	287,602	$29.29	55,877	$33.33	430,454	$35.04	$6.60

Other information regarding options outstanding and exercisable as of December 31, 2025 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$28.72	-	$30.00	2,420	$28.72	0.46	2,420	$28.72
30.01	-	35.00	362,358	34.68	3.03	362,358	34.68
35.01	-	37.28	65,676	37.28	0.90	65,676	37.28
Total			430,454	$35.04	2.69	430,454	$35.04
The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options was $4,000 for both at December 31, 2025. The weighted-average remaining contractual life of options exercisable at December 31, 2025 was 2.7 years.

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
Cash Flow Hedges
Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to interest expense in the same periods that the hedged cash flows impact earnings. We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third-parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $860.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate. At December 31, 2025, the net losses recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $367,000.
In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within AOCI will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions are probable of not occurring, any related gains or losses recorded in AOCI are immediately recognized in earnings. During the third quarter of 2024, we terminated three interest rate swap contracts designated as cash flow hedges, and during the second quarter of 2023, we terminated one interest rate swap contract designated as a cash flow hedge. At the time of termination, we determined the hedged forecasted transactions were still probable of occurring. The existing loss in AOCI will be reclassified into earnings in the same periods the hedged forecasted transaction affects earnings.
Fair Value Hedges
Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value of the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in fair value of the interest rate swap agreements offset changes in the fair value of the hedged portion of the hedged item. We have partial term fair value hedges for certain of our fixed rate callable AFS municipal securities and partial term fair value hedges of fixed rate AFS MBS and fixed rate loans using the portfolio layer method. This approach allows us to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level hedging adjustment on our hedged MBS portfolio and hedged loan portfolio has not been attributed to the individual AFS securities or individual loans in our balance sheet. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. Over the years, we terminated some of our securities fair value hedging relationships and sold the majority of the hedged items. As a result of the sale, during the year ended December 31, 2025 the cumulative adjustment to the carrying amount was a fair value loss of $1.2 million recognized in earnings and recorded in noninterest income. During the years ended December 31, 2024 and 2023, the cumulative adjustments to the carrying amount was a fair value net gain of $3.5 million and $6.5 million, respectively, recognized in earnings and recorded in noninterest income.

The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges (in thousands):

	Amortized Cost of Hedged Assets (2)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Securities AFS (1) (3)	$1,091,568	$903,168	$1,142	$16,617
Loans (1) (3)	239,990	265,845	(58)	1,545
(1) Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of December 31, 2025 and December 31, 2024, the amortized cost basis of the closed MBS portfolio used in these hedging relationships was $1.07 billion and $558.5 million, respectively, the amount of the designated hedged items were $301.0 million and $134.0 million, respectively, and the cumulative amount of fair value hedging adjustments associated with these MBS hedging relationships was a gain of $789,000 and $1.1 million, respectively. As of December 31, 2025 and December 31, 2024, the amortized cost basis of the closed loan portfolio used in these hedging relationships was $240.0 million and $265.8 million, respectively, the amount of the designated hedged items were $155.0 million for both periods, and the cumulative amount of fair value hedging adjustments associated with these loan hedging relationships was a loss of $58,000 and a gain of $1.5 million, respectively.
(2) Excludes fair value hedging adjustments.
(3) Excluded from the table above are the cumulative amount of fair value hedging adjustments for securities AFS and loans for which hedge accounting has been discontinued in the amounts of a loss of $740,000 and a loss of $3.0 million, respectively, at December 31, 2025, and a loss of $4.8 million and a loss of $3.7 million, respectively, at December 31, 2024.

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
At December 31, 2025 and 2024, net derivative assets included $5.5 million and $49.9 million, respectively, of cash collateral received from counterparties under master netting agreements.
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

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	December 31, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$860,000	$2,978	$3,641	$790,000	$12,625	$1,078
Swaps-Fair Value Hedge-Financial institution counterparties	480,110	862	161	602,950	18,331	217
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	706,372	13,212	7,100	408,749	21,534	1,321
Swaps-Customer counterparties	706,372	7,100	13,212	408,749	1,321	21,534
Gross derivatives		24,152	24,114		53,811	24,150
Offsetting derivative assets/liabilities		(10,902)	(10,902)		(2,616)	(2,616)
Cash collateral received/posted		(5,538)	—		(49,874)	—
Net derivatives included in the consolidated balance sheets (2)		$7,712	$13,212		$1,321	$21,534
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At December 31, 2025, we had $612,000 credit exposure related to interest rate swaps with financial institutions and $7.1 million related to interest rate swaps with customers. At December 31, 2024, we had no credit exposure related to interest rate swaps with financial institutions and $1.3 million related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on overnight SOFR rates in effect at December 31, 2025 and December 31, 2024:

	December 31, 2025				December 31, 2024
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$860,000	1.3	3.83%	3.20%	$790,000	1.6	4.60%	2.62%
Swaps-Fair Value hedge
Financial institution counterparties	480,110	1.4	3.78%	3.47%	602,950	3.0	4.76%	3.33%
Swaps-Non-hedging
Financial institution counterparties	706,372	4.1	3.92%	3.54%	408,749	5.4	4.65%	3.39%
Customer counterparties	706,372	4.1	3.54%	3.92%	408,749	5.4	3.39%	4.65%

The following table presents amounts included in the consolidated statements of income related to interest rate swap agreements (in thousands):

	Years Ended December 31,
	2025	2024	2023
Derivatives designated as hedging instruments
Swaps-Cash Flow hedge
Gain (loss) included in interest expense on deposits	$4,935	$13,833	$15,225
Gain (loss) included in interest expense on FHLB borrowings	2,989	8,209	8,432
Gain (loss) included in interest expense on other borrowings	—	—	887
	7,924	22,042	24,544
Swaps-Fair Value hedge
Gain (loss) included in interest income on tax-exempt investment securities	3,140	8,646	12,834
Gain (loss) included in interest income on MBS	1,432	1,167	—
Gain (loss) included in interest income on loans	959	999	—
Derivatives designated as non-hedging instruments
Swaps-Non-hedging
Other noninterest income	2,079	1,458	352

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
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at December 31, 2025 and 2024.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals. At December 31, 2025 and 2024, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2025	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$176,636	$—	$176,636	$—
Corporate bonds and other	18,021	—	18,021	—
MBS: (1)
Residential	1,259,268	—	1,259,268	—
Commercial	2,294	—	2,294	—
Equity investments:
Equity investments	5,426	5,426	—	—
Derivative assets:
Interest rate swaps	24,152	—	24,152	—
Total asset recurring fair value measurements	$1,485,797	$5,426	$1,480,371	$—

Derivative liabilities:
Interest rate swaps	$24,114	$—	$24,114	$—
Total liability recurring fair value measurements	$24,114	$—	$24,114	$—

Nonrecurring fair value measurements
Foreclosed assets	$248	$—	$—	$248
Collateral-dependent loans (2)	37,200	—	—	37,200
Total asset nonrecurring fair value measurements	$37,448	$—	$—	$37,448

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2024	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
U.S. Treasury	$173,956	$173,956	$—	$—
State and political subdivisions	414,332	—	414,332	—
Corporate bonds and other	14,508	—	14,508	—
MBS: (1)
Residential	926,386	—	926,386	—
Commercial	4,712	—	4,712	—
Equity investments:
Equity investments	5,257	5,257	—	—
Derivative assets:
Interest rate swaps	53,811	—	53,811	—
Total asset recurring fair value measurements	$1,592,962	$179,213	$1,413,749	$—

Derivative liabilities:
Interest rate swaps	$24,150	$—	$24,150	$—
Total liability recurring fair value measurements	$24,150	$—	$24,150	$—

Nonrecurring fair value measurements
Foreclosed assets	$402	$—	$—	$402
Collateral-dependent loans (2)	6,726	—	—	6,726
Total asset nonrecurring fair value measurements	$7,128	$—	$—	$7,128
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

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
December 31, 2025	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$389,786	$389,786	$389,786	$—	$—
Investment securities:
HTM, at net carrying value	1,141,570	1,003,373	—	1,003,373	—
MBS:
HTM, at carrying value	105,907	99,931	—	99,931	—
FHLB stock, at cost	14,062	14,062	—	14,062	—
Equity investments	4,148	4,148	—	4,148	—
Loans, net of allowance for loan losses	4,772,891	4,700,476	—	—	4,700,476
Loans held for sale	1,332	1,332	—	1,332	—
Financial liabilities:
Deposits	$6,865,159	$6,865,692	$—	$6,865,692	$—
Other borrowings	208,657	208,635	—	208,635	—
FHLB borrowings	211,136	210,859	—	210,859	—
Subordinated notes, net of unamortized debt issuance costs	239,678	243,304	—	243,304	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,279	57,710	—	57,710	—

		Estimated Fair Value
December 31, 2024	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$426,161	$426,161	$426,161	$—	$—
Investment securities:
HTM, at net carrying value	1,165,007	1,009,778	—	1,009,778	—
MBS:
HTM, at carrying value	114,227	103,704	—	103,704	—
FHLB stock, at cost	33,818	33,818	—	33,818	—
Equity investments	4,210	4,210	—	4,210	—
Loans, net of allowance for loan losses	4,616,713	4,499,646	—	—	4,499,646
Loans held for sale	1,946	1,946	—	1,946	—
Financial liabilities:
Deposits	$6,654,248	$6,646,510	$—	$6,646,510	$—
Other borrowings	76,443	76,399	—	76,399	—
FHLB borrowings	731,909	727,177	—	727,177	—
Subordinated notes, net of unamortized debt issuance costs	92,042	88,999	—	88,999	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,274	56,172	—	56,172	—

13. SHAREHOLDERS’ EQUITY
Cash dividends declared and paid were $1.44, $1.44 and $1.42 per share for the years ended December 31, 2025, 2024 and 2023, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2025, we exceeded all regulatory minimum capital requirements.

As of December 31, 2025, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands).  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$744,172	12.87%	$260,186	4.50%	N/A	N/A
Bank Only	$962,990	16.66%	$260,102	4.50%	$375,703	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$802,640	13.88%	$346,915	6.00%	N/A	N/A
Bank Only	$962,990	16.66%	$346,803	6.00%	$462,403	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$1,072,160	18.54%	$462,553	8.00%	N/A	N/A
Bank Only	$1,011,270	17.50%	$462,403	8.00%	$578,004	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$802,640	9.72%	$330,251	4.00%	N/A	N/A
Bank Only	$962,990	11.67%	$329,998	4.00%	$412,498	5.00%

December 31, 2024
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$739,351	13.04%	$255,228	4.50%	N/A	N/A
Bank Only	$870,541	15.35%	$255,183	4.50%	$368,598	6.50%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$797,814	14.07%	$340,304	6.00%	N/A	N/A
Bank Only	$870,541	15.35%	$340,244	6.00%	$453,659	8.00%
Total Capital (to Risk Weighted Assets)
Consolidated	$935,308	16.49%	$453,739	8.00%	N/A	N/A
Bank Only	$915,993	16.15%	$453,659	8.00%	$567,074	10.00%
Tier 1 Capital (to Average Assets) (1)
Consolidated	$797,814	9.67%	$330,155	4.00%	N/A	N/A
Bank Only	$870,541	10.55%	$330,042	4.00%	$412,553	5.00%
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

14. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN
We have in effect a DRIP which allows enrolled shareholders to reinvest dividends paid to them by the Company into new shares of our stock.  The DRIP is funded by stock authorized but not yet issued.  For the year ended December 31, 2025, 32,086 shares were issued under this plan at an average price per share of $29.73, reflective of other trades at the time of each sale.  For the years ended December 31, 2024 and December 31, 2023, 38,286 and 38,884 shares, respectively, were issued under this plan at an average price per share of $30.29 and $31.48, respectively, reflective of other trades at the time of each sale.
We repurchased 820,931 shares of our common stock at a cost of $23.4 million during the year ended December 31, 2025, 57,966 shares of common stock at a cost of $1.5 million during the year ended December 31, 2024, and 1,435,193 shares of common stock at a cost of $45.1 million during the year ended December 31, 2023. Repurchased shares are designated as treasury shares and are available for general corporate purposes, which may include possible use in connection with our share-based incentive plans and other distributions. Our board of directors continually evaluates the Company's capital needs and those of the Bank and may, at its discretion, initiate, modify or discontinue an authorized repurchase plan without notice.
15. INCOME TAXES
The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current income tax expense	$13,761	$19,909	$16,547
Deferred income tax expense (benefit)	(351)	(1,026)	(2,110)
Income tax expense	$13,410	$18,883	$14,437

The components of the net deferred tax asset/liability as of December 31, 2025 and 2024 are summarized below (in thousands):

	Assets	Liabilities
Allowance for loan losses	$9,471	$
Retirement and other benefit plans		2,198
Premises and equipment		8,359
Operating lease liabilities	3,010
Operating lease ROU assets		2,604
Core deposit intangible		49
Unrealized losses on securities AFS	20,803
Effective hedging derivatives	309
Fair value adjustment on loans	327
Unfunded status of defined benefit plan	4,658
State business tax credit	60
Stock-based compensation	1,189
Other	442
Gross deferred tax assets/liabilities	40,269	13,210
Net deferred tax asset at December 31, 2025	$27,059

Allowance for loan losses	$9,426	$
Retirement and other benefit plans		2,674
Premises and equipment		8,196
Operating lease liabilities	3,313
Operating lease ROU assets		2,911
Core deposit intangible		132
Unrealized losses on securities AFS	33,466
Effective hedging derivatives		4,926
Fair value adjustment on loans	385
Unfunded status of defined benefit plan	5,051
State business tax credit	121
Stock-based compensation	1,404
Other	165
Gross deferred tax assets/liabilities	53,331	18,839
Net deferred tax asset at December 31, 2024	$34,492
A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Statutory tax expense	$17,352	21.0%	$22,549	21.0%	$21,237	21.0%
State business tax (1)	424	0.5%	883	0.8%	353	0.3%
Nontaxable or Nondeductible Items:
Tax exempt interest	(3,954)	(4.8)%	(3,797)	(3.5)%	(6,107)	(6.0)%
BOLI	(762)	(0.9)%	(893)	(0.8)%	(1,222)	(1.2)%
Other, net	350	0.4%	141	0.1%	176	0.2%
Income tax expense	$13,410	16.2%	$18,883	17.6%	$14,437	14.3%
(1) State taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.

We file income tax returns in the U.S. federal jurisdiction and in certain states.  Federal taxes paid, net of refunds, totaled $12.0 million for the year December 31, 2025, and state income taxes paid, net of refunds, totaled $1.0 million for the year ended December 31, 2025, of which $936,000 was for the state of Texas. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022 or Texas state tax examinations by tax authorities for years before 2021.  No valuation allowance was recorded at December 31, 2025 or 2024 as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at December 31, 2025 or 2024.

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
Our leases have remaining lease terms ranging from 2 months to 14.7 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within 90 days. We calculate the lease liability using a discount rate that represents our incremental borrowing rate at the lease commencement date.
Balance sheet information related to leases was as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating leases:
Operating lease ROU assets	$12,398	$13,860
Operating lease liabilities	$14,335	$15,779
The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$1,845	$1,858	$1,802

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of the lease liabilities:
Operating cash flows for operating leases	$1,827	$1,799	$1,716
ROU assets obtained in exchange for new operating lease liabilities	$—	$556	$809

Additional information related to leases was as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	11.5	12.1
Weighted average discount rate	3.47%	3.31%

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2025 were as follows (in thousands):

Year ending December 31,
2026	$1,818
2027	1,707
2028	1,676
2029	1,508
2030	1,329
2031 and thereafter	9,488
Total lease payments	17,526
Less: Interest	(3,191)
Present value of lease liabilities	$14,335
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
Gross rental income from these leases were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Gross rental income	$3,061	$3,151	$3,584

At December 31, 2025, non-cancelable operating leases with future minimum lease payments are as follows (in thousands):

Year ending December 31,
2026	$4,100
2027	3,421
2028	2,576
2029	2,236
2030	1,864
2031 and thereafter	6,167
Total lease payments	$20,364

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

Balance at beginning of period	$3,141	$3,932	$3,687
Provision for (reversal of) off-balance-sheet credit exposures	25	(791)	245
Balance at end of period	$3,166	$3,141	$3,932

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	December 31, 2025	December 31, 2024

Commitments to extend credit	$840,794	$865,178
Standby letters of credit	19,456	16,532
Total	$860,250	$881,710

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
Securities. In the normal course of business we buy and sell securities.  At December 31, 2025 and December 31, 2024, there were no unsettled trades to purchase securities and nounsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at December 31, 2025 or December 31, 2024.
Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

18. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Our market areas primarily include East and Southeast Texas, as well as the greater Dallas-Fort Worth, Austin and Houston, Texas areas. Part of the risk associated with real estate loans has been mitigated since 18.2% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with non-owner occupied commercial real estate.
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
While the chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. The Company has determined that all of its market areas consisting of East Texas, Southeast Texas, as well as the greater Dallas-Fort Worth, Austin and Houston, Texas areas, meet the aggregation criteria in accordance with GAAP since each of its banking market areas offer similar products and services, operate in a similar manner, have similar customers, report to the same regulatory authority and are located in a single geographic area (Texas). Accordingly, all of the community banking services and branch locations are considered by management to be aggregated into one reportable operating segment, community banking. The Company’s chief operating decision maker, the President and Chief Executive Officer, uses consolidated net income results to make operating and strategic decisions. See the consolidated statements of income for significant expenses and net income. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The accounting policies are described in the summary of significant accounting policies. Refer to “Note 1 – Summary of Significant Accounting and Reporting Policies” to our consolidated financial statements included in this report for a detailed description of our accounting policies.

20. PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,
	2025	2024
ASSETS
Cash and due from banks	$77,643	$17,360
Investment in bank subsidiaries at equity in underlying net assets	1,064,248	940,948
Investment in nonbank subsidiaries at equity in underlying net assets	1,826	1,826
Other assets	9,225	5,342
Total assets	$1,152,942	$965,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes, net of unamortized debt issuance costs	$239,678	$92,042
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,279	60,274
Other liabilities	5,370	1,218
Total liabilities	305,327	153,534
Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,110,078 shares issued at December 31, 2025 and 38,077,992 shares issued at December 31, 2024)	47,638	47,598
Paid-in capital	795,759	793,586
Retained earnings	352,193	326,793
Treasury stock: (shares at cost, 8,387,077 at December 31, 2025 and 7,699,182 at December 31, 2024)	(252,358)	(231,137)
AOCI	(95,617)	(124,898)
Total shareholders’ equity	847,615	811,942
Total liabilities and shareholders’ equity	$1,152,942	$965,476

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2025	2024	2023
Income
Dividends from subsidiary	$40,000	$65,000	$85,000
Interest income	121	138	135
Other	—	178	587
Total income	40,121	65,316	85,722
Expense
Interest expense	12,242	8,395	8,424
Other	3,496	3,201	3,319
Total expense	15,738	11,596	11,743
Income before income tax expense	24,383	53,720	73,979
Income tax benefit	3,279	2,368	2,314
Income before equity in undistributed earnings of subsidiaries	27,662	56,088	76,293
Equity in undistributed earnings of subsidiaries	41,558	32,406	10,399
Net income	$69,220	$88,494	$86,692

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023

OPERATING ACTIVITIES:
Net income	$69,220	$88,494	$86,692
Adjustments to reconcile net income to net cash provided by operations:
Amortization	213	152	159
Stock compensation expense	585	580	360
Equity in undistributed earnings of subsidiaries	(41,558)	(32,406)	(10,399)
(Gain on purchase) loss on redemption of subordinated notes	—	(178)	(587)
Net change in other assets	(3,883)	(577)	(354)
Net change in other liabilities	4,152	(70)	303
Net cash provided by operating activities	28,729	55,995	76,174
INVESTING ACTIVITIES:
Investment in subsidiaries	(50,000)	—	—
Net cash used in investing activities	(50,000)	—	—
FINANCING ACTIVITIES:
Net proceeds from issuance of subordinated long-term debt	147,428	—	—
Purchase/redemption of subordinated notes	—	(1,805)	(4,365)
Purchase of common stock	(23,366)	(1,505)	(45,074)
Proceeds from issuance of common stock	863	3,208	1,709
Cash dividends paid	(43,371)	(43,630)	(43,582)
Net cash (used in) provided by financing activities	81,554	(43,732)	(91,312)

Net increase (decrease) in cash and cash equivalents	60,283	12,263	(15,138)
Cash and cash equivalents at beginning of period	17,360	5,097	20,235
Cash and cash equivalents at end of period	$77,643	$17,360	$5,097

21. SUBSEQUENT EVENTS
Subsequent to December 31, 2025, on February 15, 2026, the Company completed the redemption of the 3.875% Fixed to Floating Rate Subordinated Notes due 2030 in the aggregate principal amount of $100.0 million. The $100.0 million principal amount included $7.0 million of the notes previously repurchased by the Company. The notes were redeemed in full at 100% of the principal amount plus any accrued and unpaid interest. The remaining unamortized discount and debt issuance costs associated with these notes of approximately $791,000 will be recorded on our consolidated income statements as loss on redemption of subordinated notes in noninterest expense during the first quarter of 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”).
    Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Southside Bancshares, Inc.
February 27, 2026

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southside Bancshares, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Southside Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Southside Bancshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Dallas, Texas
February 27, 2026

ITEM 9B. OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end under the headings “Information about our Directors, Nominees and Executive Officers,” “Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Board Committees.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end under the headings “Security Ownership of Certain Beneficial Owners,” “Director Stock Ownership Policy,” “Equity Compensation Plan Information,” and “Board Committees.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end under the headings “Transactions with Directors, Officers and Associates” and Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end under the heading “Independent Registered Certified Public Accounting Firm.”
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
ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc., as amended		3.2	10-Q	04/30/2025	001-42396

(4)	Instruments defining the rights of security holders, including indentures
4.1	Description of Securities of the Registrant Registered Under Section 12.		4.1	10-K	02/28/2020	0-12247

4.2	Indenture, dated as of November 6, 2020, by and between the Company and UMB Bank, National Association, as Trustee, including the form of the Notes attached as Exhibit A-2 thereto.		4.1	8-K	11/9/2020	0-12247

4.3	Indenture, dated August 14, 2025, between Southside Bancshares, Inc. and Wilmington Trust, National Association, as trustee.		4.1	8-K	08/14/2025	001-42396

4.4	First Supplemental Indenture, dated August 14, 2025, between Southside Bancshares, Inc. and Wilmington Trust, National Association, as trustee, including the form of the Notes attached as Exhibit A thereto.		4.2	8-K	08/14/2025	001-42396

4.5	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

(10)	Material Contracts
10.1	Officers Long-term Disability Income Plan effective June 25, 1990 (as filed with the Registrant’s Form 10-K for the year ended June 30, 1990).		**10 (b)	10-K	1991

10.2	Retirement Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.).		**10 (c)	10-K	1993

10.3	Deferred Compensation Agreement dated June 30, 1994 by and between Southside Bank and Lee Gibson, as amended October 15, 1997.		**10 (f)	10-K	03/30/1998	0-12247

10.4	Deferred Compensation Agreement dated January 15, 2009, by and between Southside Bank and Julie Shamburger.		**10.4	10-K	02/26/2021	0-12247

10.5	First Amendment to Deferred Compensation Agreement dated February 25, 2021, by and between Southside Bank and Julie Shamburger.		**10.5	10-K	02/26/2021	0-12247

10.6	Deferred Compensation Agreement dated January 12, 2009, by and between Southside Bank and Brian McCabe.		**10.7	10-K	02/28/2018	0-12247

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.
10.7	Deferred Compensation Agreement dated August 21, 2023, by and between Southside Bank and Keith Donahoe.		**10.8	10-K	2/27/2025	001-42396

10.8	First Amendment to Deferred Compensation Agreement dated December 19, 2024, by and between Southside Bank and Keith Donahoe.		**10.9	10-K	2/27/2025	001-42396

10.9	Split Dollar Agreement dated September 7, 2004 with Lee R. Gibson, III.		**10 (i)	8-K	10/19/2004	3-17203

10.10	Split Dollar Agreement dated February 25, 2021 with Julie Shamburger.		**10.9	10-K	02/26/2021	0-12247

10.11	Split Dollar Agreement dated February 19, 2026 with Keith Donahoe.		**10.1	8-K	2/20/2026	001-42396

10.12	Employment Agreement dated October 22, 2007, by and between Southside Bank and Lee R. Gibson.		**10 (l)	8-K	10/26/2007	3-17203

10.13	Employment Agreement dated June 4, 2008, by and between Southside Bank and Julie Shamburger.		**10.1	10-Q	04/28/2017	0-12247

10.14	Employment Agreement dated November 17, 2008, by and between Southside Bank and Brian McCabe.		**10.14	10-K	02/28/2018	0-12247

10.15	Employment Agreement dated April 28, 2014, by and between Southside Bank, Southside Bancshares, Inc., and T.L. Arnold.		**10.5	S-4	07/18/2014	3-196817

10.16	First Amendment to Employment Agreement dated as of October 25, 2018, by and between Southside Bank and Julie Shamburger.		**10.1	10-Q	10/26/2018	0-12247

10.17	Employment Agreement dated January 23, 2025, by and between Southside Bank and Keith Donahoe.		**10.17	10-K	2/27/2025	001-42396

10.18	Southside Bancshares, Inc. 2009 Incentive Plan.		**99.1	8-K	04/20/2009	3-17203

10.19	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for grant of Options pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan.		**10.1	10-Q	08/08/2011	3-17203

10.20	Southside Bancshares, Inc. 2017 Incentive Plan.		**10.1	8-K	05/12/2017	0-12247

10.21	Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for grant of Options pursuant to the Southside Bancshares, Inc. 2017 Incentive Plan.		**10.3	10-Q	10/27/2017	0-12247

10.22	Southside Bancshares, Inc. 2025 Incentive Plan		**99.1	8-K	5/19/2025	001-42396

10.23	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for employee grant of Units pursuant to the Southside Bancshares, Inc. 2025 Incentive Plan.		**10.1	10-Q	7/25/2025	001-42396

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.
10.24	Form of Southside Bancshares, Inc. Restricted Stock Unit Award Agreement for director grant of Units pursuant to the Southside Bancshares, Inc. 2025 Incentive Plan.		**10.2	10-Q	7/25/2025	001-42396

10.25	Form of Southside Bancshares, Inc. Performance-based Restricted Stock Unit Award Agreement for grant of Units pursuant to the Southside Bancshares, Inc. 2025 Incentive Plan.	X

10.26	Form of Note Purchase Agreement, dated as of November 6, 2020, by and among the Company and the Purchasers.		10.1	8-K	11/9/2020	0-12247

10.27	Form of Registration Rights Agreement, dated as of November 6, 2020, by and among the Company and the Purchasers.		10.2	8-K	11/9/2020	0-12247

10.28	Southside Bancshares, Inc. Annual Incentive Program.		**10.1	8-K	06/21/2021	0-12247

(19)	Insider trading policies and procedures
19	Insider Trading Policy	X

(21)	Subsidiaries of the registrant
21	Subsidiaries of the Registrant.	X

(23)	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.	X

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

(32)	Section 1350 Certification
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97	Compensation Recoupment Policy	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

**Compensation plan, benefit plan or employment contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

DATE:	February 27, 2026	BY:	/s/ Keith Donahoe
Keith Donahoe
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 27, 2026	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial Officer)

DATE:	February 27, 2026	BY:	/s/ April M. Pinkley
April M. Pinkley, CPA
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	H. J. Shands, III	Chairman of the Board	February 27, 2026
	H. J. Shands, III	and Director

/s/	John R. (Bob) Garrett	Vice Chairman of the Board	February 27, 2026
	John R. (Bob) Garrett	and Director

/s/	Keith Donahoe	President, Chief Executive Officer	February 27, 2026
	Keith Donahoe	and Director

/s/	Lawrence Anderson	Director	February 27, 2026
Lawrence Anderson

/s/	S. Elaine Anderson	Director	February 27, 2026
S. Elaine Anderson

/s/	Michael J. Bosworth	Director	February 27, 2026
Michael J. Bosworth

/s/	Kirk A. Calhoun	Director	February 27, 2026
Kirk A. Calhoun

/s/	Patricia A. Callan	Director	February 27, 2026
Patricia A. Callan

/s/	Shannon Dacus	Director	February 27, 2026
Shannon Dacus

/s/	Alton L. Frailey	Director	February 27, 2026
Alton L. Frailey

/s/	Lee R. Gibson	Director	February 27, 2026
Lee R. Gibson

/s/	Jeb Jones	Director	February 27, 2026
Jeb Jones

/s/	Ray McKinney	Director	February 27, 2026
Ray McKinney

/s/	Preston L. Smith	Director	February 27, 2026
Preston L. Smith