Form 10-Q
period 2026-03-31
SOUTHSIDE BANCSHARES INC
filed 2026-04-30
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $1.25, outstanding as of April 27, 2026 was 29,751,711 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2025 Form 10-K	Southside Bancshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank defined benefit pension plan
AFS	Available for sale
AI	Artificial intelligence
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
Basel Committee	Basel Committee on Banking Supervision
Board	Board of directors
BOLI	Bank owned life insurance
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements (non-GAAP)
GAAP	United States generally accepted accounting principles
GSEs	U.S. government-sponsored enterprises
Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
Southside Bancshares, Inc. |1

HTM	Held to maturity
ITM	Interactive teller machines
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
Plan	Stock Repurchase Plan
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
RSU	Restricted stock units
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	March 31, 2026	December 31, 2025

ASSETS
Cash and due from banks	$72,997	$81,080
Interest earning deposits	296,986	302,906
Federal funds sold	17,490	5,800
Total cash and cash equivalents	387,473	389,786
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,663,669 and $1,456,986, respectively)	1,647,379	1,456,219
Securities HTM (estimated fair value of $1,064,141 and $1,103,304, respectively)	1,220,641	1,247,477
FHLB stock, at cost	16,372	14,062
Equity investments	9,553	9,574
Loans held for sale	1,478	1,332
Loans:
Loans	4,946,161	4,817,991
Less: Allowance for loan losses	(45,963)	(45,100)
Net loans	4,900,198	4,772,891
Premises and equipment, net	154,318	152,293
Operating lease ROU assets	12,532	12,398
Goodwill	201,116	201,116
Other intangible assets, net	880	1,012
Interest receivable	35,982	41,809
Deferred tax asset, net	29,176	27,059
BOLI	145,991	145,125
Other assets	39,093	42,437
Total assets	$8,802,182	$8,514,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,374,190	$1,433,129
Interest bearing	5,500,303	5,432,030
Total deposits	6,874,493	6,865,159
Other borrowings	355,523	208,657
FHLB borrowings	315,943	211,136
Subordinated notes, net of unamortized debt issuance costs	147,541	239,678
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,280	60,279
Unsettled trades to purchase securities	106,603	—
Operating lease liabilities	14,470	14,335
Other liabilities	72,467	67,731
Total liabilities	7,947,320	7,666,975

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,117,539 shares issued at March 31, 2026 and 38,110,078 shares issued at December 31, 2025)	47,647	47,638
Paid-in capital	797,060	795,759
Retained earnings	364,767	352,193
Treasury stock: (shares at cost, 8,365,828 at March 31, 2026 and 8,387,077 at December 31, 2025)	(251,990)	(252,358)
AOCI	(102,622)	(95,617)
Total shareholders’ equity	854,862	847,615
Total liabilities and shareholders’ equity	$8,802,182	$8,514,590
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Interest income:
Loans	$70,988	$67,590
Taxable investment securities	4,649	6,363
Tax-exempt investment securities	6,156	8,481
MBS	17,908	13,523
FHLB stock and equity investments	249	483
Other interest earning assets	2,306	3,848
Total interest and dividend income	102,256	100,288
Interest expense:
Deposits	36,563	37,247
FHLB borrowings	975	5,837
Subordinated notes	3,577	932
Trust preferred subordinated debentures	915	1,014
Other borrowings	2,537	1,406
Total interest expense	44,567	46,436
Net interest income	57,689	53,852
Provision for (reversal of) credit losses	1,410	758
Net interest income after provision for credit losses	56,279	53,094
Noninterest income:
Deposit services	5,931	5,829
Net gain (loss) on sale of securities AFS	—	(554)
Gain (loss) on sale of loans	118	55
Trust fees	2,202	1,765
BOLI	986	799
Brokerage services	1,363	1,120
Other	1,996	1,209
Total noninterest income	12,596	10,223
Noninterest expense:
Salaries and employee benefits	24,332	22,382
Net occupancy	3,459	3,404
Advertising, travel & entertainment	1,043	924
ATM expense	430	378
Professional fees	1,485	1,520
Software and data processing	3,097	2,839
Communications	287	383
FDIC insurance	937	947
Amortization of intangibles	132	223
Loss on redemption of subordinated notes	791	—
Other	4,583	4,089
Total noninterest expense	40,576	37,089
Income before income tax expense	28,299	26,228
Income tax expense	5,040	4,721
Net income	$23,259	$21,507

Earnings per common share – basic	$0.78	$0.71
Earnings per common share – diluted	$0.78	$0.71
Cash dividends paid per common share	$0.36	$0.36
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$23,259	$21,507
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	(14,332)	(6,213)
Reclassification adjustment for amortization related to AFS and HTM debt securities	2,104	2,014
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	—	554
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	3,240	(3,151)
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(546)	(2,573)
Retirement plans:
Amortization of net actuarial loss, included in net periodic benefit cost	667	614
Change in net actuarial loss	—	—
Other comprehensive income (loss), before tax	(8,867)	(8,755)
Income tax (expense) benefit related to items of other comprehensive income (loss)	1,862	1,839
Other comprehensive income (loss), net of tax	(7,005)	(6,916)
Comprehensive income (loss)	$16,254	$14,591

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2025	$47,638	$795,759	$352,193	$(252,358)	$(95,617)	$847,615
Net income	—	—	23,259	—	—	23,259
Other comprehensive income (loss)	—	—	—	—	(7,005)	(7,005)
Issuance of common stock for dividend reinvestment plan (7,461 shares)	9	224	—	—	—	233
Stock compensation expense	—	1,637	—	—	—	1,637
Net issuance of common stock under employee stock plans (21,249 shares)	—	(560)	20	368	—	(172)
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,705)	—	—	(10,705)
Balance at March 31, 2026	$47,647	$797,060	$364,767	$(251,990)	$(102,622)	$854,862

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	$47,598	$793,586	$326,793	$(231,137)	$(124,898)	$811,942
Net income	—	—	21,507	—	—	21,507
Other comprehensive income (loss)	—	—	—	—	(6,916)	(6,916)
Issuance of common stock for dividend reinvestment plan (8,897 shares)	11	253	—	—	—	264
Stock compensation expense	—	914	—	—	—	914
Net issuance of common stock under employee stock plans (22,675 shares)	—	(368)	(130)	350	—	(148)
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,940)	—	—	(10,940)
Balance at March 31, 2025	$47,609	$794,385	$337,230	$(230,787)	$(131,814)	$816,623

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |6

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$23,259	$21,507
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	2,576	2,615
Securities premium amortization (discount accretion), net	2,929	1,709
Loan (discount accretion) premium amortization, net	83	232
Provision for (reversal of) credit losses	1,410	758
Stock compensation expense	1,637	914
Deferred tax expense (benefit)	(255)	(315)
Net (gain) loss on sale of AFS securities	—	554
Net loss on premises and equipment	39	5
Gross proceeds from sales of loans held for sale	3,827	3,383
Gross originations of loans held for sale	(3,973)	(2,340)
Net (gain) loss on OREO	(15)	—
Loss on redemption of subordinated notes	791	—
Net change in:
Interest receivable	5,827	10,479
Other assets	(5,855)	656
Interest payable	(3,800)	1,147
Other liabilities	20,557	(17,364)
Net cash provided by (used in) operating activities	49,037	23,940

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(206,859)	(218,691)
Sales	—	120,242
Maturities, calls and principal repayments	105,213	175,596
Securities HTM:
Maturities, calls and principal repayments	27,670	1,577
Proceeds from redemption of FHLB stock and equity investments	9,315	—
Purchases of FHLB stock and equity investments	(11,604)	(381)
Net loan paydowns (originations)	(128,526)	94,944
Purchases of premises and equipment	(4,046)	(2,419)
Proceeds from (purchases of) BOLI	—	1,174
Proceeds from sales of premises and equipment	(17)	—
Net proceeds from sales of OREO	133	—
Proceeds from sales of repossessed assets	8	9
Net cash provided by (used in) investing activities	(208,713)	172,051

(continued)

Southside Bancshares, Inc. | 7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2026	2025
FINANCING ACTIVITIES:
Net change in deposits	9,334	(63,422)
Net change in other borrowings	146,866	3,255
Proceeds from FHLB borrowings	900,000	1,670,000
Repayment of FHLB borrowings	(795,193)	(1,790,190)
Redemption of subordinated notes	(93,000)	—
Proceeds from stock option exercises	52	71
Cash paid to tax authority related to tax withholding on share-based awards	(224)	(219)
Proceeds from the issuance of common stock for dividend reinvestment plan	233	264
Cash dividends paid	(10,705)	(10,940)
Net cash provided by (used in) financing activities	157,363	(191,181)

Net increase (decrease) in cash and cash equivalents	(2,313)	4,810
Cash and cash equivalents at beginning of period	389,786	426,161
Cash and cash equivalents at end of period	$387,473	$430,971

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$48,367	$45,289
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$12	$54
Unsettled trades to purchase securities	$(106,603)	$—

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
Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our 2025 Form 10-K.
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.

2.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic and Diluted Earnings:
Net income	$23,259	$21,507
Less: Earnings allocated to participating securities	12	15
Net income available to common shareholders	$23,247	$21,492
Basic weighted-average shares outstanding	29,734	30,390
Add: Stock awards	98	93
Diluted weighted-average shares outstanding	29,832	30,483
Basic earnings per share:
Net income	$0.78	$0.71
Diluted earnings per share:
Net income	$0.78	$0.71
For the three months ended March 31, 2026 and 2025, there were approximately 465,000 and 556,000 anti-dilutive shares outstanding, respectively.
Southside Bancshares, Inc. |9

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended March 31, 2026
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(76,311)	$(1,784)	$(17,522)	$(95,617)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(14,332)	3,240	—	(11,092)
Reclassification adjustments included in net income	2,104	(546)	667	2,225
Income tax (expense) benefit	2,568	(566)	(140)	1,862
Net current-period other comprehensive income (loss), net of tax	(9,660)	2,128	527	(7,005)
Ending balance, net of tax	$(85,971)	$344	$(16,995)	$(102,622)

	Three Months Ended March 31, 2025
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(112,199)	$6,303	$(19,002)	$(124,898)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(6,213)	(3,151)	—	(9,364)
Reclassification adjustments included in net income	2,568	(2,573)	614	609
Income tax (expense) benefit	766	1,202	(129)	1,839
Net current-period other comprehensive income (loss), net of tax	(2,879)	(4,522)	485	(6,916)
Ending balance, net of tax	$(115,078)	$1,781	$(18,517)	$(131,814)

Southside Bancshares, Inc. |10

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended March 31,
	2026	2025

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(2,104)	$(2,014)
Tax (expense) benefit	442	423
Net of tax	(1,662)	(1,591)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	—	(554)
Tax (expense) benefit	—	116
Net of tax	—	(438)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	546	2,573
Tax (expense) benefit	(115)	(540)
Net of tax	431	2,033

Amortization of pension plan:
Net actuarial loss (4)	(667)	(614)
Tax (expense) benefit	140	129
Net of tax	(527)	(485)
Total reclassifications for the period, net of tax	$(1,758)	$(481)
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
Southside Bancshares, Inc. |11

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities, net of allowance for credit losses, as of March 31, 2026 and December 31, 2025 are reflected in the tables below (in thousands):

	March 31, 2026
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
State and political subdivisions	$191,506	$869	$19,771	$—	$172,604
Corporate bonds and other	17,811	322	132	—	18,001
MBS: (1)
Residential	1,452,132	8,300	5,938	—	1,454,494
Commercial	2,220	60	—	—	2,280
Total	$1,663,669	$9,551	$25,841	$—	$1,647,379

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,043,559	$1,057	$150,520	$894,096	$25	$1,043,534
Corporate bonds and other	93,349	597	1,426	92,520	—	93,349
MBS: (1)
Residential	74,967	9	5,314	69,662	—	74,967
Commercial	8,791	—	928	7,863	—	8,791
Total	$1,220,666	$1,663	$158,188	$1,064,141	$25	$1,220,641

	December 31, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
State and political subdivisions	$192,268	$1,423	$17,055	$—	$176,636
Corporate bonds and other	17,793	327	99	—	18,021
MBS: (1)
Residential	1,244,698	15,278	708	—	1,259,268
Commercial	2,227	67	—	—	2,294
Total	$1,456,986	$17,095	$17,862	$—	$1,456,219

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,042,986	$2,290	$139,719	$905,557	$25	$1,042,961
Corporate bonds and other	98,609	694	1,487	97,816	—	98,609
MBS: (1)
Residential	77,080	10	4,898	72,192	—	77,080
Commercial	28,827	—	1,088	27,739	—	28,827
Total	$1,247,502	$2,994	$147,192	$1,103,304	$25	$1,247,477
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies and our intent and ability to hold these securities until maturity. We did not transfer any securities from AFS to HTM during the three months ended
Southside Bancshares, Inc. |12

March 31, 2026 or the year ended December 31, 2025. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $94.5 million ($74.6 million, net of tax) at March 31, 2026 and $96.6 million ($76.3 million, net of tax) at December 31, 2025. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security.
Investment securities and MBS with carrying values of $2.20 billion and $1.94 billion were pledged as of March 31, 2026 and December 31, 2025, respectively, to collateralize borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law. At March 31, 2026 and December 31, 2025, the amount of excess collateral at the FRDW was $384.4 million and $241.8 million, respectively.
The following tables present the fair value and unrealized losses on AFS, if applicable, for which an allowance for credit losses has not been recorded, as well as HTM investment securities and MBS, if applicable, as of March 31, 2026 and December 31, 2025, segregated by major security type and length of time in a continuous loss position (in thousands):

	March 31, 2026
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$—	$—	$125,741	$19,771	$125,741	$19,771
Corporate bonds and other	746	5	4,873	127	5,619	132
MBS:
Residential	649,507	5,226	9,984	712	659,491	5,938
Total	$650,253	$5,231	$140,598	$20,610	$790,851	$25,841

HELD TO MATURITY
Investment securities:
State and political subdivisions	$44,793	$3,472	$775,292	$147,048	$820,085	$150,520
Corporate bonds and other	—	—	72,980	1,426	72,980	1,426
MBS:
Residential	—	—	69,269	5,314	69,269	5,314
Commercial	—	—	7,863	928	7,863	928
Total	$44,793	$3,472	$925,404	$154,716	$970,197	$158,188

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$—	$—	$128,723	$17,055	$128,723	$17,055
Corporate bonds and other	3,708	42	4,943	57	8,651	99
MBS:
Residential	52,056	32	10,320	676	62,376	708
Total	$55,764	$74	$143,986	$17,788	$199,750	$17,862

HELD TO MATURITY
Investment securities:
State and political subdivisions	$20,224	$3,128	$770,244	$136,591	$790,468	$139,719
Corporate bonds and other	—	—	64,009	1,487	64,009	1,487
MBS:
Residential	—	—	71,782	4,898	71,782	4,898
Commercial	—	—	27,739	1,088	27,739	1,088
Total	$20,224	$3,128	$933,774	$144,064	$953,998	$147,192
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
As of March 31, 2026 and December 31, 2025, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. We had 194 and 161 AFS debt securities in an unrealized loss position at March 31, 2026 and December 31, 2025, respectively. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities, which are either explicitly or implicitly backed by the U.S. Government through its agencies and which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of primarily investment grade bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the collective evaluation method to model our HTM securities, which aligns with our third-party fair value measurement process. The model determined an expected credit loss over the life of the HTM securities of $25,000, resulting in no additional credit loss recognized for the three months ended March 31, 2026. For the three months ended March 31, 2025, $64,000 provision for credit loss was recognized. Management evaluated the remote expectation of loss on the HTM portfolio, along with the qualitative factors associated with these securities, as well as the credit loss estimate of the model and concluded that an allowance for credit loss of $25,000 was sufficient as of March 31, 2026 and December 31, 2025, due to the securities being highly rated municipals with a long history of no credit losses.
The accrued interest receivable on our debt securities is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2026, accrued interest receivable on AFS and HTM debt securities totaled $8.1 million and $7.5 million, respectively. As of December 31, 2025, accrued interest receivable on AFS and HTM debt securities totaled $9.4 million and $12.7 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of March 31, 2026 or December 31, 2025.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
U.S. Treasury	$—	$1,567
State and political subdivisions	9,333	11,660
Corporate bonds and other	1,472	1,617
MBS	17,908	13,523
Total interest income on securities	$28,713	$28,367

There were no sales from the AFS securities portfolio during the three months ended March 31, 2026. There was a $554,000 net realized loss as a result of sales from the AFS securities portfolio for the three months ended March 31, 2025, which consisted of a net loss of $1.2 million on the unwind of fair value MBS hedges in the AFS securities portfolio, partially offset by $600,000 in realized gains. There were no sales from the HTM portfolio during the three months ended March 31, 2026 or 2025.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
Southside Bancshares, Inc. |14

The amortized cost and estimated fair value of AFS and HTM securities at March 31, 2026, are presented below by contractual maturity (in thousands):

	March 31, 2026
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$—	$—
Due after one year through five years	4,996	5,025
Due after five years through ten years	17,060	17,255
Due after ten years	187,261	168,325
	209,317	190,605
MBS:	1,454,352	1,456,774
Total	$1,663,669	$1,647,379

	March 31, 2026
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$140	$140
Due after one year through five years	34,961	34,856
Due after five years through ten years	99,776	98,366
Due after ten years	1,002,031	853,254
	1,136,908	986,616
MBS:	83,758	77,525
Total	$1,220,666	$1,064,141

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At March 31, 2026 and December 31, 2025, we had equity investments recorded in our consolidated balance sheets of $9.6 million.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost, less impairment, if any. For the three months ended March 31, 2026, there was no gain or loss on the sale of equity securities.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net gains (losses) recognized during the period on equity investments	$(34)	$79
Less: Net gains recognized during the period on equity investments sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$(34)	$79

FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost, less impairment, if any. Based upon our quarterly evaluation by management at March 31, 2026, our FHLB stock was not impaired.
Southside Bancshares, Inc. |15

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31, 2026	December 31, 2025
Real estate loans:
Construction	$641,818	$548,570
1-4 family residential	717,298	724,354
Commercial	2,753,421	2,712,816
Commercial loans	456,896	444,720
Municipal loans	337,089	346,720
Loans to individuals	39,639	40,811
Total loans	4,946,161	4,817,991
Less: Allowance for loan losses	45,963	45,100
Net loans	$4,900,198	$4,772,891

Construction Real Estate Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve and consist of owner occupied 1-4 family residential construction loans to consumers, non-owner occupied 1-4 family residential construction loans to homebuilders, and commercial construction loans (both owner and non-owner occupied). Our owner occupied 1-4 family construction loans to consumers include fixed interest rates during the construction period and are typically priced and made with the intention of granting the permanent loan on the completed property. Construction loans to homebuilders and commercial construction loans typically have adjustable interest rates and are subject to underwriting standards similar to that of the commercial real estate loan portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
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
Commercial Real Estate Loans
Commercial real estate loans as of March 31, 2026 consisted of $1.69 billion of non-owner occupied real estate, $340.9 million of owner occupied real estate, $690.2 million of loans secured by multi-family properties and $32.8 million of loans secured by farmland. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the macroeconomic conditions, market conditions to include future supply and rental rate forecast, financial condition of the borrower and the debt service coverage of the property. Generally, commercial real estate loans originated after June 2024 are priced using floating rates and include maturities of five years or less. For competitive reasons, we offer fixed rates for owner-occupied loans with terms of up to 10 years.
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
Southside Bancshares, Inc. |16

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
Credit Quality Indicators
We categorize loans into risk categories on an ongoing basis based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  We use the following definitions for risk ratings:
•Pass (Rating 1 – 4) – This rating is assigned to all satisfactory loans.  This category, by definition, consists of acceptable credit.  Credit and collateral exceptions should not be present, although their presence would not necessarily prohibit a loan from being rated Pass, if the exception is properly mitigated and/or deficiencies are in the process of correction.  These loans are not included in the Watch List.
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

Southside Bancshares, Inc. |17

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

March 31, 2026	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
Construction real estate:
Pass	$59,954	$163,541	$105,881	$72,830	$3,410	$11,203	$154,158	$570,977
Pass watch	—	—	1,960	—	30	—	3,321	5,311
Special mention	—	47,852	525	—	—	458	16,550	65,385
Substandard	—	—	—	—	—	145	—	145
Doubtful	—	—	—	—	—	—	—	—
Total construction real estate	$59,954	$211,393	$108,366	$72,830	$3,440	$11,806	$174,029	$641,818
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential real estate:
Pass	$9,924	$53,095	$50,679	$63,800	$142,151	$391,568	$402	$711,619
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	552	—	552
Substandard	—	1,150	—	214	—	2,899	263	4,526
Doubtful	—	—	162	260	—	179	—	601
Total 1-4 family residential real estate	$9,924	$54,245	$50,841	$64,274	$142,151	$395,198	$665	$717,298
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$183,989	$696,361	$198,506	$310,823	$378,254	$597,172	$12,745	$2,377,850
Pass watch	—	4,910	—	1,553	34,386	277	—	41,126
Special mention	—	21,234	—	3,956	38,503	6,315	—	70,008
Substandard	—	60,656	—	39,112	114,272	18,476	31,921	264,437
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$183,989	$783,161	$198,506	$355,444	$565,415	$622,240	$44,666	$2,753,421
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$25,422	$114,857	$35,591	$23,908	$22,267	$10,326	$200,946	$433,317
Pass watch	—	20	542	222	130	19	—	933
Special mention	—	96	146	142	306	234	882	1,806
Substandard	100	1,180	12,600	1,272	509	163	4,320	20,144
Doubtful	—	123	122	170	203	78	—	696
Total commercial loans	$25,522	$116,276	$49,001	$25,714	$23,415	$10,820	$206,148	$456,896
Current period gross charge-offs	$—	$191	$118	$—	$29	$19	$—	$357

Municipal loans:
Pass	$6,839	$2,133	$1,721	$31,014	$52,395	$242,987	$—	$337,089
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$6,839	$2,133	$1,721	$31,014	$52,395	$242,987	$—	$337,089
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$6,872	$12,849	$7,012	$4,030	$3,016	$3,642	$1,989	$39,410
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	20	—	7	2	—	—	29
Doubtful	—	179	17	3	1	—	—	200
Total loans to individuals	$6,872	$13,048	$7,029	$4,040	$3,019	$3,642	$1,989	$39,639
Current period gross charge-offs (1)	$288	$7	$8	$20	$—	$—	$—	$323

Total loans	$293,100	$1,180,256	$415,464	$553,316	$789,835	$1,286,693	$427,497	$4,946,161
Total current period gross charge-offs (1)	$288	$198	$126	$20	$29	$19	$—	$680
(1) Includes $218,000 in charged off demand deposit overdrafts reported as 2026 originations.
Southside Bancshares, Inc. |18

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
Construction real estate:
Pass	$139,542	$96,548	$60,041	$3,649	$15,979	$5,939	$148,759	$470,457
Pass watch	9,343	1,494	—	31	—	—	5,596	16,464
Special mention	47,492	—	—	—	407	58	13,468	61,425
Substandard	57	—	—	—	140	27	—	224
Doubtful	—	—	—	—	—	—	—	—
Total construction real estate	$196,434	$98,042	$60,041	$3,680	$16,526	$6,024	$167,823	$548,570
Current period gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

1-4 family residential real estate:
Pass	$48,099	$50,197	$68,149	$143,782	$127,149	$278,702	$583	$716,661
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	1,508	—	1,508
Substandard	2,380	—	112	—	658	2,199	269	5,618
Doubtful	—	165	265	—	—	137	—	567
Total 1-4 family residential real estate	$50,479	$50,362	$68,526	$143,782	$127,807	$282,546	$852	$724,354
Current period gross charge-offs	$—	$56	$—	$—	$—	$13	$—	$69

Commercial real estate:
Pass	$745,975	$213,269	$343,198	$384,505	$382,748	$256,509	$43,971	$2,370,175
Pass watch	21,226	—	49,316	34,440	—	287	—	105,269
Special mention	—	—	2,691	78,401	—	6,383	—	87,475
Substandard	30,044	—	—	101,330	12,097	6,426	—	149,897
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$797,245	$213,269	$395,205	$598,676	$394,845	$269,605	$43,971	$2,712,816
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$124,358	$41,277	$27,101	$27,035	$8,388	$4,627	$189,290	$422,076
Pass watch	21	43	—	—	36	—	—	100
Special mention	204	202	177	469	590	3	532	2,177
Substandard	1,341	12,858	1,333	713	75	38	3,497	19,855
Doubtful	79	134	111	86	90	12	—	512
Total commercial loans	$126,003	$54,514	$28,722	$28,303	$9,179	$4,680	$193,319	$444,720
Current period gross charge-offs	$—	$1,689	$409	$139	$139	$23	$—	$2,399

Municipal loans:
Pass	$2,135	$1,800	$31,542	$54,168	$59,342	$197,733	$—	$346,720
Pass watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total municipal loans	$2,135	$1,800	$31,542	$54,168	$59,342	$197,733	$—	$346,720
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$16,861	$8,627	$4,980	$3,682	$2,524	$1,856	$2,049	$40,579
Pass watch	—	—	—	—	—	—	—	—
Special mention	8	—	—	—	—	—	—	8
Substandard	3	1	8	2	—	—	—	14
Doubtful	185	20	3	1	—	1	—	210
Total loans to individuals	$17,057	$8,648	$4,991	$3,685	$2,524	$1,857	$2,049	$40,811
Current period gross charge-offs	$1,620	$34	$24	$68	$24	$18	$—	$1,788

Total loans	$1,189,353	$426,635	$589,027	$832,294	$610,223	$762,445	$408,014	$4,817,991
Total current period gross charge-offs (1)	$1,620	$1,779	$434	$207	$163	$54	$—	$4,257
(1) Includes $1.2 million in charged off demand deposit overdrafts reported as 2025 originations.

Southside Bancshares, Inc. |19

Watch List loans reported as 2026 originations as of March 31, 2026 and Watch List loans reported as 2025 originations as of December 31, 2025 were, for the majority, first originated in various years prior to 2026 and 2025, respectively, but were renewed in the respective year.
The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$2,908	$—	$—	$2,908	$638,910	$641,818
1-4 family residential	4,664	429	1,513	6,606	710,692	717,298
Commercial	7,415	376	50	7,841	2,745,580	2,753,421
Commercial loans	4,345	1,663	560	6,568	450,328	456,896
Municipal loans	—	—	—	—	337,089	337,089
Loans to individuals	40	181	—	221	39,418	39,639
Total	$19,372	$2,649	$2,123	$24,144	$4,922,017	$4,946,161

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$416	$1,407	$—	$1,823	$546,747	$548,570
1-4 family residential	4,324	693	1,284	6,301	718,053	724,354
Commercial	1,647	5,447	—	7,094	2,705,722	2,712,816
Commercial loans	1,132	640	380	2,152	442,568	444,720
Municipal loans	—	—	—	—	346,720	346,720
Loans to individuals	353	—	—	353	40,458	40,811
Total	$7,872	$8,187	$1,664	$17,723	$4,800,268	$4,817,991

Southside Bancshares, Inc. |20

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Nonaccrual loans:
Real estate loans:
Construction	$17	$18
1-4 family residential	4,325	4,939
Commercial	1,205	1,220
Commercial loans	3,801	4,091
Loans to individuals	211	218
Total nonaccrual loans (1)	9,559	10,486

Accruing loans past due more than 90 days	—	—
Restructured loans	34	27,509
OREO	128	248
Repossessed assets	7	—
Total nonperforming assets	$9,728	$38,243

(1)    Includes $3.9 million and $2.0 million of restructured loans as of March 31, 2026 and December 31, 2025, respectively.

The decrease in restructured loans was primarily due to the payoff of a $27.5 million restructured commercial real estate loan in the first quarter that was originally restructured with an extension of maturity in the first quarter of 2025 to allow for an extended lease up period. We reversed $13,000 of interest income on nonaccrual loans during the three months ended March 31, 2026 and $14,000 for the three months ended March 31, 2025. We had $2.8 million and $2.7 million of loans on nonaccrual for which there was no related allowance for credit losses as of March 31, 2026 and December 31, 2025, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and for which we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of March 31, 2026 and December 31, 2025, we had $11.0 million and $38.4 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets as of March 31, 2026. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of March 31, 2026 or December 31, 2025.
Restructured Loans
A loan is considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions, restructuring amortization schedules, extensions of maturity or a combination of any of these modifications intended to minimize potential losses. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the three months ended March 31, 2026 were not significant.
Southside Bancshares, Inc. |21

The following table sets forth the recorded balance of restructured loans and type of modification by class of loans during the periods presented (dollars in thousands):

	Three Months Ended March 31, 2026
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Real estate loans:
Commercial	$1,029	$—	$—	$1,029	1	0.04%
Commercial loans	661	—	—	661	4	0.14%
Total	$1,690	$—	$—	$1,690	5

	Three Months Ended March 31, 2025
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Real estate loans:
Commercial	$27,494	$—	$—	$27,494	1	1.07%
Loans to individuals	10	—	—	10	1	0.02%
Total	$27,504	$—	$—	$27,504	2

There were 23 restructured loans totaling $4.0 million included in nonperforming assets as of March 31, 2026.
On an ongoing basis, the performance of restructured loans are monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. For the three months ended March 31, 2026, there were six restructured loans totaling $198,000 in default. For the three months ended March 31, 2025 there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At March 31, 2026, there were no commitments to lend additional funds to borrowers whose loans had been restructured.

Southside Bancshares, Inc. |22

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2026
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$7,951	$2,830	$29,405	$4,588	$13	$313	$45,100
Loans charged-off	—	—	—	(357)	—	(323)	(680)
Recoveries of loans charged-off	—	7	3	328	—	191	529
Net loans (charged-off) recovered	—	7	3	(29)	—	(132)	(151)
Provision for (reversal of) loan losses	1,694	(33)	(79)	(693)	(1)	126	1,014
Balance at end of period	$9,645	$2,804	$29,329	$3,866	$12	$307	$45,963

	Three Months Ended March 31, 2025
	Real Estate
	Construction	1-4 Family Residential	Commercial	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,958	$2,780	$35,526	$2,448	$16	$156	$44,884
Loans charged-off	—	(13)	—	(156)	—	(444)	(613)
Recoveries of loans charged-off	—	8	5	102	—	195	310
Net loans (charged-off) recovered	—	(5)	5	(54)	—	(249)	(303)
Provision for (reversal of) loan losses	(71)	(66)	(801)	734	(2)	248	42
Balance at end of period	$3,887	$2,709	$34,730	$3,128	$14	$155	$44,623

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the accrued interest on our loan portfolio was $20.3 million and $19.6 million, respectively.

Southside Bancshares, Inc. |23

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	March 31, 2026	December 31, 2025
Other borrowings:
Balance at end of period	$355,523	$208,657
Average amount outstanding during the period (1)	282,066	107,989
Maximum amount outstanding during the period (2)	355,523	297,359
Weighted average interest rate during the period (3)	3.6%	4.5%
Interest rate at end of period (4)	3.7%	3.6%

FHLB borrowings:
Balance at end of period	$315,943	$211,136
Average amount outstanding during the period (1)	144,008	372,342
Maximum amount outstanding during the period (2)	315,943	651,782
Weighted average interest rate during the period (3)	2.8%	3.7%
Interest rate at end of period (5)	3.8%	2.9%
(1)The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)The maximum amount outstanding at any month-end during the period.
(3)The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized for interim periods) by the average amount outstanding during the period. The weighted average interest rate on FHLB borrowings and other borrowings includes the effect of interest rate swaps.
(4)Stated rate.
(5)The interest rate on FHLB borrowings includes the effect of interest rate swaps.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at March 31, 2026 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$355,523	$—	$—	$—	$—	$—	$355,523
FHLB borrowings	315,391	411	141	—	—	—	315,943
Total obligations	$670,914	$411	$141	$—	$—	$—	$671,466

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at March 31, 2026 or December 31, 2025.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At March 31, 2026, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $384.4 million. There were $265.0 million and $110.0 million in borrowings from the FRDW at March 31, 2026 and December 31, 2025, respectively. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2026, the line had one outstanding letter of credit for $155,000. Southside Bank currently has four outstanding letters of credit from FHLB held as collateral for loans totaling $19.3 million.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $90.5 million at March 31, 2026, and $98.7 million at December 31, 2025, and had maturities of less than one year.  Repurchase agreements are secured by investment and MBS and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 3.75% to 4.80% (including the effect of interest rate swaps) and with remaining maturities of 1 day to 2.3 years at March 31, 2026.  FHLB borrowings may be collateralized by
Southside Bancshares, Inc. |24

FHLB stock, nonspecified loans and/or securities. At March 31, 2026, the amount of additional funding Southside Bank could obtain from FHLB was approximately $2.22 billion, net of FHLB stock purchases required.

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$—	$92,190
7.00% Subordinated notes, net of unamortized debt issuance costs (3)	147,541	147,488
Total Subordinated notes	147,541	239,678
Trust preferred subordinated debentures: (4)
Southside Statutory Trust III, net of unamortized debt issuance costs (5)	20,588	20,587
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,280	60,279
Total Long-term debt	$207,821	$299,957

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $810,000 at December 31, 2025.
(3)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $2.5 million at March 31, 2026 and December 31, 2025.
(4)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(5)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $31,000 at March 31, 2026 and $32,000 at December 31, 2025.

As of March 31, 2026, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

	Date Issued	Amount Issued	Fixed or Floating Rate	Interest Rate	Maturity Date
7.00% Subordinated Notes	August 14, 2025	$150,000	Fixed-to-Floating	7.00%	August 15, 2035
Southside Statutory Trust III	September 4, 2003	$20,619	Floating	3 month SOFR + 3.20%	September 4, 2033
Southside Statutory Trust IV	August 8, 2007	$23,196	Floating	3 month SOFR + 1.56%	October 30, 2037
Southside Statutory Trust V	August 10, 2007	$12,887	Floating	3 month SOFR + 2.51%	September 15, 2037
Magnolia Trust Company I (1)	May 20, 2005	$3,609	Floating	3 month SOFR + 2.06%	November 23, 2035
(1)On October 10, 2007, as part of an acquisition we assumed $3.6 million of floating rate junior subordinated debentures issued in 2005 to Magnolia Trust Company I.

Southside Bancshares, Inc. |25

On November 6, 2020, the Company issued $100.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes with a maturity date of November 15, 2030. This debt initially charged interest at a fixed rate of 3.875% per year through November 14, 2025, when it became callable, and thereafter, adjusted quarterly at a floating rate equal to the then current three-month term SOFR, as published by the FRBNY, plus 366 basis points. On February 15, 2026, the Company completed the redemption of the subordinated notes. The $100.0 million principal amount included $7.0 million of the notes previously repurchased by the Company. The notes were redeemed in full at 100% of the principal amount plus accrued and unpaid interest. The remaining unamortized discount and debt issuance costs of $791,000 associated with these notes were recorded on our consolidated income statements as loss on redemption of subordinated notes in noninterest expense.
On August 14, 2025, the Company issued $150.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that mature on August 15, 2035. This debt initially charges interest at a fixed rate of 7.00% per year through August 15, 2030 and thereafter, adjusts quarterly at a floating rate equal to the then current three-month term SOFR, as published by the FRBNY, plus 357 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes.

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended March 31,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2026	2025	2026	2025	2026	2025
Interest cost	$904	$921	$—	$28	$228	$224
Expected return on assets	(1,017)	(1,019)	—	(34)	—	—
Net loss amortization	633	593	—	—	34	21
Net periodic benefit cost (income)	$520	$495	$—	$(6)	$262	$245

Effective January 1, 2026, the Acquired Retirement Plan was merged with the Retirement Plan.

All cost components disclosed above are recorded in other noninterest expense. The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $(667,000) and $(614,000) for the three months ended March 31, 2026 and 2025, respectively.
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
Cash Flow Hedges
Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to interest expense in the same periods that the hedged cash flows impact earnings. We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $615.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate. At March 31, 2026, the net gains recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $379,000.
From time to time, we may terminate an interest rate swap contract designated as a cash flow hedge. In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within AOCI will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions are probable of not occurring, any related gains or losses recorded in AOCI are immediately recognized in earnings. As of March 31, 2026, we have not terminated any cash flow hedges because the transactions were probable of not occurring.
Fair Value Hedges
Gains and losses on derivative instruments designated as fair value hedges, as well as the change in fair value of the hedged item, are recorded in interest income in the consolidated statements of income. Gains and losses due to changes in the fair value of the interest rate swap agreements offset changes in the fair value of the hedged portion of the hedged item. Our fair value hedges may consist of partial term fair value hedges for certain of our fixed rate callable AFS municipal securities and partial term fair value hedges of fixed rate AFS MBS and fixed rate loans using the portfolio layer method. This approach allows us to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors affecting the timing and amount of cash flows. The fair value portfolio level hedging adjustment on our hedged MBS portfolio and hedged loan portfolio has not been attributed to the individual AFS securities or individual loans in our balance sheet. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
Southside Bancshares, Inc. |27

The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges (in thousands):

	Amortized Cost of Hedged Assets (2)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Securities AFS (1) (3)	$998,386	$1,091,568	$2,240	$1,142
Loans (1) (3)	—	239,990	—	(58)
1) Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of March 31, 2026 and December 31, 2025, the amortized cost basis of the closed MBS portfolio used in these hedging relationships was $972.5 million and $1.07 billion, respectively, the amount of the designated hedged items were $234.0 million and $301.0 million, respectively, and the cumulative amount of fair value hedging adjustments associated with these MBS hedging relationships was a gain of $1.7 million and $789,000, respectively. As of December 31, 2025, the amortized cost basis of the closed loan portfolio used in these hedging relationships was $240.0 million, the amount of the designated hedged items were $155.0 million, and the cumulative amount of fair value hedging adjustments associated with these loan hedging relationships was a loss of $58,000.
2) Excludes fair value hedging adjustments.
3) Excluded from the table above are the cumulative amount of fair value hedging adjustments for securities AFS and loans for which hedge accounting has been discontinued in the amounts of a loss of $610,000 and a loss of $2.7 million, respectively, at March 31, 2026, and a loss of $740,000 and a loss of $3.0 million, respectively, at December 31, 2025.
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
At March 31, 2026 and December 31, 2025, net derivative assets included $13.3 million and $5.5 million, respectively, of cash collateral received from counterparties under master netting agreements.
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
Southside Bancshares, Inc. |28

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	March 31, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$615,000	$3,127	$1,466	$860,000	$2,978	$3,641
Swaps-Fair Value Hedge-Financial institution counterparties	258,110	1,954	—	480,110	862	161
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	827,469	13,722	4,002	706,372	13,212	7,100
Swaps-Customer counterparties	827,469	4,002	13,722	706,372	7,100	13,212
Gross derivatives		22,805	19,190		24,152	24,114
Offsetting derivative assets/liabilities		(5,468)	(5,468)		(10,902)	(10,902)
Cash collateral received/posted		(13,335)	—		(5,538)	—
Net derivatives included in the consolidated balance sheets (2)		$4,002	$13,722		$7,712	$13,212
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At March 31, 2026, we had no credit exposure related to interest rate swaps with financial institutions and $4.0 million related to interest rate swaps with customers. At December 31, 2025, we had $612,000 credit exposure related to interest rate swaps with financial institutions and $7.1 million related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on overnight SOFR rates in effect at March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$615,000	1.5	3.67%	3.43%	$860,000	1.3	3.83%	3.20%
Swaps-Fair Value hedge
Financial institution counterparties	258,110	2.1	3.68%	3.29%	480,110	1.4	3.78%	3.47%
Swaps-Non-hedging
Financial institution counterparties	827,469	4.3	3.79%	3.56%	706,372	4.1	3.92%	3.54%
Customer counterparties	827,469	4.3	3.56%	3.79%	706,372	4.1	3.54%	3.92%

Southside Bancshares, Inc. |29

The following table presents amounts included in the consolidated statements of income related to interest rate swap agreements (in thousands):

	Three Months Ended March 31,
	2026	2025
Derivatives designated as hedging instruments
Swaps-Cash Flow hedge
Gain (loss) included in interest expense on deposits	$91	$1,501
Gain (loss) included in interest expense on FHLB borrowings	400	1,072
Gain (loss) included in interest expense on other borrowings	55	—
	546	2,573
Swaps-Fair Value hedge
Gain (loss) included in interest income on tax-exempt investment securities	34	1,050
Gain (loss) included in interest income on MBS	201	255
Gain (loss) included in interest income on loans	1	272
Derivatives designated as non-hedging instruments
Swaps-Non-hedging
Other noninterest income	704	93
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
Southside Bancshares, Inc. |31

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at March 31, 2026 and December 31, 2025.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2026 and December 31, 2025, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |32

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
March 31, 2026	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$172,604	$—	$172,604	$—
Corporate bonds and other	18,001	—	18,001	—
MBS: (1)
Residential	1,454,494	—	1,454,494	—
Commercial	2,280	—	2,280	—
Equity investments:
Equity investments	5,392	5,392	—	—
Derivative assets:
Interest rate swaps	22,805	—	22,805	—
Total asset recurring fair value measurements	$1,675,576	$5,392	$1,670,184	$—

Derivative liabilities:
Interest rate swaps	$19,190	$—	$19,190	$—
Total liability recurring fair value measurements	$19,190	$—	$19,190	$—

Nonrecurring fair value measurements
Foreclosed assets	$135	$—	$—	$135
Collateral-dependent loans (2)	9,889	—	—	9,889
Total asset nonrecurring fair value measurements	$10,024	$—	$—	$10,024
Southside Bancshares, Inc. |33

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2025	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$176,636	$—	$176,636	$—
Corporate bonds and other	18,021	—	18,021	—
MBS: (1)
Residential	1,259,268	—	1,259,268	—
Commercial	2,294	—	2,294	—
Equity investments:
Equity investments	5,426	5,426	—	—
Derivative assets:
Interest rate swaps	24,152	—	24,152	—
Total asset recurring fair value measurements	$1,485,797	$5,426	$1,480,371	$—

Derivative liabilities:
Interest rate swaps	$24,114	$—	$24,114	$—
Total liability recurring fair value measurements	$24,114	$—	$24,114	$—

Nonrecurring fair value measurements
Foreclosed assets	$248	$—	$—	$248
Collateral-dependent loans (2)	37,200	—	—	37,200
Total asset nonrecurring fair value measurements	$37,448	$—	$—	$37,448
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
Southside Bancshares, Inc. |35

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
March 31, 2026	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$387,473	$387,473	$387,473	$—	$—
Investment securities:
HTM, at net carrying value	1,136,883	986,616	—	986,616	—
MBS:
HTM, at carrying value	83,758	77,525	—	77,525	—
FHLB stock, at cost	16,372	16,372	—	16,372	—
Equity investments	4,161	4,161	—	4,161	—
Loans, net of allowance for loan losses	4,900,198	4,825,988	—	—	4,825,988
Loans held for sale	1,478	1,478	—	1,478	—
Financial liabilities:
Deposits	$6,874,493	$6,873,143	$—	$6,873,143	$—
Other borrowings	355,523	354,549	—	354,549	—
FHLB borrowings	315,943	315,979	—	315,979	—
Subordinated notes, net of unamortized debt issuance costs	147,541	150,060	—	150,060	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,280	58,096	—	58,096	—

		Estimated Fair Value
December 31, 2025	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$389,786	$389,786	$389,786	$—	$—
Investment securities:
HTM, at net carrying value	1,141,570	1,003,373	—	1,003,372	—
MBS:
HTM, at carrying value	105,907	99,931	—	99,931	—
FHLB stock, at cost	14,062	14,062	—	14,062	—
Equity investments	4,148	4,148	—	4,148	—
Loans, net of allowance for loan losses	4,772,891	4,700,476	—	—	4,700,476
Loans held for sale	1,332	1,332	—	1,332	—
Financial liabilities:
Deposits	$6,865,159	$6,865,692	$—	$6,865,692	$—
Other borrowings	208,657	208,635	—	208,635	—
FHLB borrowings	211,136	210,859	—	210,859	—
Subordinated notes, net of unamortized debt issuance costs	239,678	243,304	—	243,304	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,279	57,710	—	57,710	—

Southside Bancshares, Inc. |36

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Current income tax expense	$5,295	$5,036
Deferred income tax expense (benefit)	(255)	(315)
Income tax expense	$5,040	$4,721

The net deferred tax asset totaled $29.2 million at March 31, 2026, as compared to $27.1 million at December 31, 2025. The increase in the net deferred tax asset is primarily the result of an increase in the unrealized loss in the AFS securities portfolio. No valuation allowance was recorded at March 31, 2026 or December 31, 2025, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at March 31, 2026 or December 31, 2025.
We recognized income tax expense of $5.0 million for an ETR of 17.8% for the three months ended March 31, 2026, compared to income tax expense of $4.7 million for an ETR of 18.0% for the three months ended March 31, 2025. The marginally lower ETR for the three months ended March 31, 2026 was partially due to a decrease in state income tax expense as a percentage of pre-tax income. The ETR differs from the statutory rate of 21% for the three months ended March 31, 2026 and 2025 primarily due to the effect of tax-exempt income from municipal loans and securities, BOLI and state income tax. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022 or Texas state tax examinations by tax authorities for years before 2021.
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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Balance at beginning of period	$3,166	$3,141
Provision for (reversal of) off-balance-sheet credit exposures	396	652
Balance at end of period	$3,562	$3,793

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	March 31, 2026	December 31, 2025

Commitments to extend credit	$901,428	$840,794
Standby letters of credit	24,199	19,456
Total	$925,627	$860,250

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
Leases. During the three months ended March 31, 2026, there were $468,000 operating lease ROU assets obtained in exchange for new operating lease liabilities. There were no operating lease ROU assets obtained in exchange for new operating lease liabilities during the three months ended March 31, 2025.
Securities. In the normal course of business, we buy and sell securities. At March 31, 2026, there were $106.6 million unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2025, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at March 31, 2026 or December 31, 2025.
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
Southside Bancshares, Inc. |38

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our consolidated financial condition, changes in our financial condition and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q, and in our 2025 Form 10-K. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A. of the 2025 Form 10-K and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.
Forward-Looking Statements
Certain statements of other than historical fact that are contained in this report may be considered to be “forward-looking statements” within the meaning of and subject to the safe harbor protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “might,” “will,” “would,” “seek,” “intend,” “probability,” “risk,” “goal,” “target,” “objective,” “plans,” “potential,” and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, trends in asset quality, capital, liquidity, our ability to sell nonperforming assets, expense reductions, planned operational efficiencies and earnings from growth and certain market risk disclosures, including the impact of interest rates and our expectations regarding rate changes, tax reform, inflation, the impacts related to or resulting from other economic factors are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  Accordingly, our results could materially differ from those that have been estimated.  The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include general economic conditions in our markets, including higher energy and gas prices, the impact of changes in interest rates on our financial projections, models and guidance, as well as the effects of declines in the real estate market, tariffs or trade wars (including reduced consumer spending, lower economic growth or recession, reduced demand for U.S. exports, disruptions to supply chains and decreased demand for other banking products and services), high unemployment and increasing insurance costs, as well as the financial stress to borrowers as a result of the foregoing, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations and our ability to manage liquidity in a rapidly changing and unpredictable market. Other factors that could cause actual results to differ materially from those indicated by forward-looking statements include, but are not limited to, the following:
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
Southside Bancshares, Inc. |39

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
•our ability to identify and address cyber-security risks such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, which may be exacerbated by developments in generative AI and which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;
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
•risks related to fluctuations in the price per barrel of crude oil, including as a result of recent conflict in the Middle East;
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
Southside Bancshares, Inc. |40

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
•risks associated with our common stock and our other securities, including fluctuations in our stock price and general volatility in the stock market; and
•other risks and uncertainties discussed in “Part I – Item 1A. Risk Factors” in the 2025 Form 10-K.
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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses – Loans and Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2025 Form 10-K. As of March 31, 2026, there have been no significant changes to our critical accounting estimates.
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

Non-GAAP Reconciliations
	Three Months Ended March 31,
	2026	2025
Net interest income (GAAP)	$57,689	$53,852
Tax-equivalent adjustments:
Loans	538	581
Tax-exempt investment securities	1,328	1,772
Net interest income (FTE) (1)	$59,555	$56,205

Average earning assets	$8,031,446	$7,958,424

Net interest margin	2.91%	2.74%
Net interest margin (FTE) (1)	3.01%	2.86%

Net interest spread	2.28%	2.08%
Net interest spread (FTE) (1)	2.38%	2.20%
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
Southside Bancshares, Inc. |42

OVERVIEW
ECONOMIC CONDITIONS
Ongoing tariff negotiations and conflict in the Middle East have caused some uncertainty related to inflation levels, energy and gas prices, and their impact on interest rates and the overall economy. While it is too early to discern the likely outcome of these tariff negotiations and military conflicts, the current economic conditions and growth prospects for our markets continue to reflect a solid and overall positive outlook. Higher inflation levels, including higher energy and gas prices, and interest rate fluctuations could have a negative impact on both our consumer and commercial borrowers in the future. Overall, however, the Texas markets we serve remain healthy.
DEPOSITS
Our deposits were $6.87 billion at March 31, 2026, a slight increase of $9.3 million, or 0.1%, from December 31, 2025. At March 31, 2026, we had 178,823 total deposit accounts with an average balance of $34,000. Our estimated uninsured deposits were 38.4% of total deposits as of March 31, 2026. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 21.9% of total deposits as of March 31, 2026.
Our noninterest bearing deposits represent approximately 20.0% of total deposits. During the three months ended March 31, 2026, our cost of interest bearing deposits decreased 18 basis points to 2.65% from 2.83% for the three months ended March 31, 2025. Our cost of total deposits for the first quarter of 2026 decreased 13 basis points to 2.13% from 2.26% for the three months ended March 31, 2025.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. The table below shows our total lines of credit, borrowings, total amounts available for future liquidity, and swapped value as of March 31, 2026 (in thousands):

	March 31, 2026
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$2,534,622	$315,943	$2,218,679	$—
Federal Reserve discount window	649,350	265,000	384,350	230,000
Correspondent bank lines of credit	80,000	—	80,000	—
Total liquidity lines	$3,263,972	$580,943	$2,683,029	$230,000

Operating Results
Net income was $23.3 million for the three months ended March 31, 2026, compared to $21.5 million for the same period in 2025, an increase of $1.8 million, or 8.1%. The increase in net income was due to a $3.8 million increase in net interest income, and a $2.4 million increase in noninterest income, partially offset by a $3.5 million increase in noninterest expense, a $652,000 increase in provision for credit losses and a $319,000 increase in income tax expense. Earnings per diluted common share were $0.78 for the three months ended March 31, 2026, compared to $0.71 for the same period in 2025, an increase of $0.07, or 9.9%.
Southside Bancshares, Inc. |43

Financial Condition
Our total assets increased $287.6 million, or 3.4%, to $8.80 billion at March 31, 2026 from $8.51 billion at December 31, 2025. Our securities portfolio increased by $164.3 million, or 6.1%, to $2.87 billion at March 31, 2026, compared to $2.70 billion at December 31, 2025. The increase in the securities portfolio was primarily due to an increase in MBS during the three months ended March 31, 2026. Our FHLB stock increased $2.3 million, or 16.4%, to $16.4 million from $14.1 million at December 31, 2025, due to the increase in our FHLB borrowings during the three months ended March 31, 2026.
Loans at March 31, 2026 were $4.95 billion, an increase of $128.2 million, or 2.7%, compared to $4.82 billion at December 31, 2025, due to increases of $93.2 million in construction loans, $40.6 million in commercial real estate loans and $12.2 million in commercial loans. These increases were partially offset by decreases of $9.6 million in municipal loans, $7.1 million in 1-4 family residential loans and $1.2 million in loans to individuals. Loans held for sale increased $146,000, or 11.0%, to $1.5 million at March 31, 2026 from $1.3 million at December 31, 2025.
Our nonperforming assets at March 31, 2026 decreased $28.5 million, or 74.6%, to $9.7 million and represented 0.11% of total assets, compared to $38.2 million, or 0.45% of total assets, at December 31, 2025, primarily due to a decrease of $27.5 million in restructured loans. The decrease in restructured loans was due to the payoff of a $27.5 million restructured commercial real estate loan in the first quarter that was originally restructured with an extension of maturity in the first quarter of 2025 to allow for an extended lease up period. Nonaccruing loans decreased $927,000, or 8.8%, to $9.6 million, and the ratio of nonaccruing loans to total loans was 0.19% and 0.22% for March 31, 2026 and December 31, 2025, respectively. Repossessed assets were $7,000 at March 31, 2026, compared to no repossessed assets at December 31, 2025. There was $128,000 of OREO at March 31, 2026 and $248,000 at December 31, 2025.
Our deposits increased $9.3 million, or 0.1%, and remained relatively unchanged from $6.87 billion at December 31, 2025. Brokered deposits increased $110.7 million, or 16.5%, partially offset by decreases in retail deposits of $82.0 million, or 1.6%, and public fund deposits of $19.4 million, or 1.7%. The decrease in retail deposits of $82.0 million consists of $53.1 million of noninterest bearing deposits and $28.9 million of interest bearing deposits.
Total FHLB borrowings increased $104.8 million, or 49.6%, to $315.9 million at March 31, 2026 from $211.1 million at December 31, 2025.
Other borrowings increased $146.9 million, or 70.4%, to $355.5 million at March 31, 2026, from $208.7 million at December 31, 2025, due to a $155.0 million increase in FRDW borrowings.
Our subordinated notes, net of unamortized debt issuance costs, decreased $92.1 million, or 38.4%, to $147.5 million at March 31, 2026 from $239.7 million at December 31, 2025, as a result of the full redemption of $100.0 million in aggregate principal amount of 3.875% fixed-to-floating rate subordinated notes during the first quarter of 2026. Refer to “Note 7 – Long-term Debt” in our consolidated financial statements included in this report for a detailed description of the terms of the redemption of the subordinated notes.
Our total shareholders’ equity at March 31, 2026 increased 0.9%, or $7.2 million, to $854.9 million, or 9.7% of total assets, compared to $847.6 million, or 10.0% of total assets, at December 31, 2025. The increase in shareholders’ equity was the result of net income of $23.3 million, stock compensation expense of $1.6 million and common stock issued under our dividend reinvestment plan of $233,000, partially offset by cash dividends paid of $10.7 million, other comprehensive loss of $7.0 million and net issuance of common stock under employee stock plans of $172,000.
Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, inflation risk, competition risk, yield curve risk, U.S. agency MBS prepayment risk and economic risk indicators.
Southside Bancshares, Inc. |44

Balance Sheet Strategy
Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes. Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding and funding sources. Changing interest rate environments and economic conditions require that we monitor the interest rate sensitivity of our assets, the funding driving our growth and closely align ALCO objectives accordingly.
We ended the first quarter of 2026 with approximately $384.4 million in available liquidity from the FRDW, in addition to the approximately $2.22 billion available from the credit line with FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At March 31, 2026, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 21.9%, or $1.51 billion.
From time to time, we may enter into certain interest rate swap contracts with third parties using specific variable rate, as well as short-term (generally three months or less) fixed rate borrowings designated as cash flow hedges under ASC Topic 815. At March 31, 2026, we had swap contracts covering $385 million in brokered deposits and $230 million in FRDW borrowings for a total of $615 million of cash flow hedges. We expect the cash flows from swap contracts to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate. At March 31, 2026, these contracts reflected a weighted average of 3.78% with a remaining average weighted maturity of 1.5 years. During the three months ended March 31, 2026, $245 million cash flow hedge interest rate swap contracts matured. As of March 31, 2026, a pre-tax unrealized gain of $1.7 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. At December 31, 2025, the outstanding balance of cash flow hedges was $860 million. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
We continue to evaluate the lowest cost wholesale funding sources and will utilize either brokered deposits, FHLB advances, FRDW borrowings, or any combination of the three funding sources to minimize interest expense while also utilizing cash flow hedges to mitigate the impacts of interest rate movements. Wholesale funding and securities are utilized to enhance overall profitability, to determine the appropriate leverage of our capital and to determine acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management. Wholesale funds are invested primarily in U.S. agency MBS and long-term municipal securities and to a lesser extent, corporate securities. Although the securities often carry lower yields than loans, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government and the guarantees of the municipalities, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
Risks associated with this asset structure include a potentially lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, increased interest rate risk, the length of interest rate cycles, changes in volatility or spreads associated with the MBS, municipal and corporate securities, the unpredictable nature of MBS prepayments and credit risks associated with the municipal and corporate securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in the 2025 Form 10-K for a discussion of risks related to interest rates.  An additional risk is significant increases in interest rates, especially long-term interest rates, which could adversely impact the fair value of the AFS securities portfolio and could also impact our equity capital.  Due to the unpredictable nature of MBS prepayments, the length of interest rate cycles and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in this report.
Our securities portfolio increased $164.3 million, or 6.1%, from $2.70 billion at December 31, 2025 to $2.87 billion at March 31, 2026, with an increase in U.S. Agency MBS, partially offset by decreases in corporate bonds and municipal securities. As a result, securities totaled 32.6% of assets at March 31, 2026, compared to 31.8% at December 31, 2025. The increase in the U.S. Agency MBS was due to the purchase of $313.5 million of low premium and discounted MBS with coupons ranging from 4.50% to 5.50%. The net increase in the total securities portfolio was due to securities purchased during the three months ended March 31, 2026, which more than offset maturities, principal payments, net amortization and the decrease in the fair value of the portfolio.
Cash and cash equivalents decreased to 4.4% of total assets at March 31, 2026, compared to 4.6% at December 31, 2025.
Our FHLB borrowings increased $104.8 million, or 49.6%, to $315.9 million at March 31, 2026 from $211.1 million at December 31, 2025. As of March 31, 2026 and December 31, 2025, we had $265.0 million and $110.0 million, respectively, in borrowings from the FRDW.
As of March 31, 2026, our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 22.4% from 16.0% at December 31, 2025.
Southside Bancshares, Inc. |45

Our brokered deposits may consist of CDs and non-maturity deposits which may be raised quickly with terms tailored to our funding needs. We had $24.1 million in brokered CDs at March 31, 2026, of which $10.0 million are related to our cash flow hedges, an increase from $19.8 million at December 31, 2025. At March 31, 2026, our brokered CDs had a weighted average cost of 368 basis points and remaining maturities of less than a month. Our brokered non-maturity deposits increased to $758.8 million at March 31, 2026, of which $375.0 million are related to our cash flow hedges, from $652.4 million at December 31, 2025, with a weighted average cost of 376 and 359 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
At March 31, 2026, the majority of the securities portfolio was funded by non-maturity deposits, some of which are included in wholesale funding that accounts for approximately 47% of the funding source, of which approximately 45% is swapped at a fixed rate, providing protection from rising interest rates.
We have partial term fair value hedges for certain of our fixed rate callable AFS municipal securities and partial term fair value hedges of fixed rate AFS MBS using the portfolio layer method. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of March 31, 2026, $24.1 million in hedging instruments were used to hedge municipal securities with a carrying amount of $20.7 million included in our AFS securities portfolio in our consolidated balance sheets, representing approximately 12.0% of the AFS municipal portfolio. As of March 31, 2026, $234.0 million in hedging instruments were used to hedge a layer of the closed portfolio of AFS MBS with a carrying value of $980.8 million, or 67.3% of the AFS MBS portfolio. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
Southside Bancshares, Inc. |46

Results of Operations
Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.  Results of operations are also affected by our noninterest income, provision for credit losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, inflation, changes in interest rate yield curves, prepayment rates of MBS and loans, repricing of loan relationships, government policies and actions of regulatory authorities also significantly affect our results of operations.  Future changes in applicable laws, regulations or government policies may also have a material impact on our results of operations. See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in the 2025 Form 10-K for further discussion of these risks.
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Interest income:
Loans	$70,988	$67,590
Taxable investment securities	4,649	6,363
Tax-exempt investment securities	6,156	8,481
MBS	17,908	13,523
FHLB stock and equity investments	249	483
Other interest earning assets	2,306	3,848
Total interest income	102,256	100,288
Interest expense:
Deposits	36,563	37,247
FHLB borrowings	975	5,837
Subordinated notes	3,577	932
Trust preferred subordinated debentures	915	1,014
Repurchase agreements	784	666
Other borrowings	1,753	740
Total interest expense	44,567	46,436
Net interest income	$57,689	$53,852

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the last four months of 2025, the Federal Reserve reduced the target federal funds rate by 75 basis points to 3.50% to 3.75%. During the three months ended March 31, 2026, the Federal Reserve held the target federal funds rate steady. If the federal funds rate remains elevated or is not further reduced, it may negatively impact our net interest income.
Net interest income for the three months ended March 31, 2026 increased $3.8 million, or 7.1%, compared to the same period in 2025. The increase in net interest income was primarily due to a decrease in the average rate paid on our interest bearing liabilities and an increase in the volume and change in the mix of our interest earning assets, partially offset by an increase in the average balance of our interest bearing liabilities. Total interest income increased $2.0 million, or 2.0%, to $102.3 million for the three months ended March 31, 2026, compared to $100.3 million during the same period in 2025. Total interest expense decreased $1.9 million, or 4.0%, to $44.6 million for the three months ended March 31, 2026, compared to $46.4 million for the same period in 2025. Our net interest margin and our net interest margin (FTE), a non-GAAP measure, both increased to 2.91% and 3.01%, respectively, for the three months ended March 31, 2026, compared to 2.74% and 2.86%, respectively, for the same period in 2025. Our net interest spread and net interest spread (FTE), also a non-GAAP measure, increased to 2.28% and 2.38%, respectively, for the three months ended March 31, 2026, compared to 2.08% and 2.20%, respectively, for the same period in 2025. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
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

	Three Months Ended March 31, 2026 Compared to 2025
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$3,724	$(369)	$3,355
Loans held for sale	1	(1)	—
Taxable investment securities	(1,387)	(327)	(1,714)
Tax-exempt investment securities (1)	(2,345)	(424)	(2,769)
Mortgage-backed and related securities	4,775	(390)	4,385
FHLB stock, at cost, and equity investments	(247)	13	(234)
Interest earning deposits	(583)	(552)	(1,135)
Federal funds sold	(332)	(75)	(407)
Total earning assets	3,606	(2,125)	1,481
Interest expense on:
Savings accounts	239	702	941
CDs	(91)	(1,913)	(2,004)
Interest bearing demand accounts	1,123	(744)	379
FHLB borrowings	(3,537)	(1,325)	(4,862)
Subordinated notes, net of unamortized debt issuance costs	1,541	1,104	2,645
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(99)	(99)
Repurchase agreements	148	(30)	118
Other borrowings	1,674	(661)	1,013
Total interest bearing liabilities	1,097	(2,966)	(1,869)
Net change	$2,509	$841	$3,350
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

The increase in total interest income for the three months ended March 31, 2026, was attributable to an increase in the average balance of and a change in the mix of our interest earning assets when compared to the same period in 2025. The decrease in total interest expense for the three months ended March 31, 2026, was primarily attributable to the decrease in interest rates on our interest bearing liabilities to 2.88% for the three months ended March 31, 2026 from 3.03% for the same period in 2025, partially offset by an increase in the average balance of our interest bearing liabilities of $69.8 million, or 1.1%, for the three months ended March 31, 2026, compared to the same period in 2025.
Southside Bancshares, Inc. |48

The following table presents average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended March 31, 2026 and 2025. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	March 31, 2026			March 31, 2025
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)
ASSETS
Loans (1)	$4,879,867	$71,515	5.94%	$4,625,902	$68,160	5.98%
Loans held for sale	792	11	5.63%	752	11	5.93%
Securities:
Taxable investment securities (2)	578,480	4,649	3.26%	749,155	6,363	3.44%
Tax-exempt investment securities (2)	865,279	7,484	3.51%	1,134,590	10,253	3.66%
Mortgage-backed and related securities (2)	1,418,491	17,908	5.12%	1,041,038	13,523	5.27%
Total securities	2,862,250	30,041	4.26%	2,924,783	30,139	4.18%
FHLB stock, at cost, and equity investments	21,693	249	4.66%	43,285	483	4.53%
Interest earning deposits	258,860	2,235	3.50%	319,889	3,370	4.27%
Federal funds sold	7,984	71	3.61%	43,813	478	4.42%
Total earning assets	8,031,446	104,122	5.26%	7,958,424	102,641	5.23%
Cash and due from banks	82,443			89,703
Accrued interest and other assets	521,219			457,948
Less: Allowance for loan losses	(45,491)			(45,105)
Total assets	$8,589,617			$8,460,970
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$683,270	2,370	1.41%	$593,953	1,429	0.98%
CDs	1,328,312	12,402	3.79%	1,336,815	14,406	4.37%
Interest bearing demand accounts	3,588,863	21,791	2.46%	3,406,342	21,412	2.55%
Total interest bearing deposits	5,600,445	36,563	2.65%	5,337,110	37,247	2.83%
FHLB borrowings	144,008	975	2.75%	614,897	5,837	3.85%
Subordinated notes, net of unamortized debt issuance costs	195,664	3,577	7.41%	92,060	932	4.11%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,280	915	6.16%	60,275	1,014	6.82%
Repurchase agreements	92,622	784	3.43%	75,291	666	3.59%
Other borrowings	189,444	1,753	3.75%	33,061	740	9.08%
Total interest bearing liabilities	6,282,463	44,567	2.88%	6,212,694	46,436	3.03%
Noninterest bearing deposits	1,363,826			1,334,933
Accrued expenses and other liabilities	82,948			88,450
Total liabilities	7,729,237			7,636,077
Shareholders’ equity	860,380			824,893
Total liabilities and shareholders’ equity	$8,589,617			$8,460,970
Net interest income (FTE)		$59,555			$56,205
Net interest margin (FTE)			3.01%			2.86%
Net interest spread (FTE)			2.38%			2.20%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities do not include unrealized gains and losses on AFS securities.
(3)Yield/rate includes the impact of applicable derivatives.

Note: As of March 31, 2026 and 2025, loans totaling $9.6 million and $4.3 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.
Southside Bancshares, Inc. |49

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee-generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended March 31,		2026
			Change From
	2026	2025	2025
Deposit services	$5,931	$5,829	$102	1.7%
Net gain (loss) on sale of securities AFS	—	(554)	554	100.0%
Gain (loss) on sale of loans	118	55	63	114.5%
Trust fees	2,202	1,765	437	24.8%
BOLI	986	799	187	23.4%
Brokerage services	1,363	1,120	243	21.7%
Other noninterest income	1,996	1,209	787	65.1%
Total noninterest income (loss)	$12,596	$10,223	$2,373	23.2%

The 23.2% increase in noninterest income for the three months ended March 31, 2026, when compared to the same period in 2025, was due to increases in all noninterest income categories, however, the primary increases occurred in other noninterest income, trust fees and a decrease in net loss on sale of AFS securities.
During the three months ended March 31, 2025, we sold MBS that resulted in a net loss on sale of AFS securities of $554,000.
Gain on sale of loans increased for the three months ended March 31, 2026, when compared to the same period in 2025, due to an increase in the volume of loans sold.
Trust fees increased for the three months ended March 31, 2026, when compared to the same periods in 2025, due to an increase in accounts under management and to a lesser extent, fee repricing.
The increase in BOLI income for the three months ended March 31, 2026, when compared to the same period in 2025, was primarily due to the purchase of a new policy for $5.5 million late in the fourth quarter of 2025 and to a lesser extent, a death benefit of $47,000 realized in the first quarter of 2026 for a former covered officer.
Brokerage services income increased for the three months ended March 31, 2026, when compared to the same period in 2025, due to an increase in assets under management.
Other noninterest income increased for the three months ended March 31, 2026, when compared to the same period in 2025, due to increases in swap fee income, mortgage servicing fee income, merchant services income and letter of credit fees, partially offset by a decrease in equity investment income.
Southside Bancshares, Inc. |50

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended March 31,		2026
			Change From
	2026	2025	2025
Salaries and employee benefits	$24,332	$22,382	$1,950	8.7%
Net occupancy	3,459	3,404	55	1.6%
Advertising, travel & entertainment	1,043	924	119	12.9%
ATM expense	430	378	52	13.8%
Professional fees	1,485	1,520	(35)	(2.3)%
Software and data processing	3,097	2,839	258	9.1%
Communications	287	383	(96)	(25.1)%
FDIC insurance	937	947	(10)	(1.1)%
Amortization of intangibles	132	223	(91)	(40.8)%
Loss on redemption of subordinated notes	791	—	791	100.0%
Other noninterest expense	4,583	4,089	494	12.1%
Total noninterest expense	$40,576	$37,089	$3,487	9.4%

The increase in noninterest expense for the three months ended March 31, 2026, when compared to the same period in 2025, was primarily due to increases in salaries and employee benefits expense, loss on redemption of subordinated notes, other noninterest expense and software and data processing expense.
Salaries and employee benefits expense increased during the three months ended March 31, 2026, compared to the same period in 2025, due to increases in direct salary expense, retirement expense and health insurance expense.
For the three months ended March 31, 2026, direct salary expense increased $1.4 million, or 7.4%, when compared to the same period in 2025, primarily due to normal salary increases effective in the first quarter of 2026 and an increase in stock compensation expense.
Retirement expense, included in salaries and employee benefits, increased $440,000, or 52.7%, for the three months ended March 31, 2026, when compared to the same period in 2025. This increase was primarily due to an increase in our split dollar expense related to the execution of a new split dollar agreement with an executive officer.
Health and life insurance expense, included in salaries and employee benefits, increased $70,000, or 3.5%, for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to premiums for a new short-term disability policy. We have a self-insured health plan which is supplemented with a stop loss policy.
Advertising, travel and entertainment expense increased during the three months ended March 31, 2026, compared to the same period in 2025, due to increases in meals and entertainment expenses and donations.
ATM expense increased for the three months ended March 31, 2026, when compared to the same period in 2025, due to an increase in ATM maintenance costs.
Software and data processing expense increased for the three months ended March 31, 2026, when compared to the same period in 2025, due to new software contracts and increases in existing contract renewal costs.
Communications expense decreased for the three months ended March 31, 2026, when compared to the same period in 2025, resulting from improved network management efficiency.
Amortization of intangibles decreased for the three months ended March 31, 2026, when compared to the same period in 2025, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Loss on redemption of subordinated notes consisted of the remaining unamortized discount of $601,000 and debt issuance costs of $190,000 associated with the notes at the time of redemption on February 15, 2026.
Southside Bancshares, Inc. |51

Other noninterest expense increased for the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to increases in online banking expense, printing and supplies expense, losses on disposal of fixed assets, ATM losses, advantage check card losses and trust expense.

Income Taxes
Pre-tax income for the three months ended March 31, 2026 was $28.3 million, an increase of 7.9% compared to $26.2 million for the three months ended March 31, 2025. We recorded income tax expense of $5.0 million for the three months ended March 31, 2026, compared to income tax expense of $4.7 million for the same periods in 2025. The ETR as a percentage of pre-tax income was 17.8% for the three months ended March 31, 2026, compared to an ETR as a percentage of pre-tax income of 18.0% for the three months ended March 31, 2025. The marginally lower ETR for the three months ended March 31, 2026 was partially due to a decrease in state income tax expense as a percentage of pre-tax income.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, BOLI and state income tax. The net deferred tax asset totaled $29.2 million at March 31, 2026, compared to $27.1 million at December 31, 2025. The increase in the net deferred tax asset is primarily the result of an increase in the unrealized loss in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at March 31, 2026 or December 31, 2025, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
Southside Bancshares, Inc. |52

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I – Item 1. Business – Market Area” in the 2025 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2025.  There were no substantial changes in these concentrations during the three months ended March 31, 2026.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which were made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2025	March 31, 2025
	March 31, 2026	December 31, 2025	March 31, 2025	Change (%)	Change (%)
Real estate loans:
Construction	$641,818	$548,570	$458,101	17.0%	40.1%
1-4 family residential	717,298	724,354	741,432	(1.0)%	(3.3)%
Commercial	2,753,421	2,712,816	2,577,229	1.5%	6.8%
Commercial loans	456,896	444,720	371,643	2.7%	22.9%
Municipal loans	337,089	346,720	371,271	(2.8)%	(9.2)%
Loans to individuals	39,639	40,811	47,563	(2.9)%	(16.7)%
Total loans	$4,946,161	$4,817,991	$4,567,239	2.7%	8.3%
Our total loan portfolio increased $128.2 million, or 2.7%, compared to December 31, 2025 and increased $378.9 million, or 8.3%, compared to March 31, 2025 with increases in construction loans, commercial real estate loans and commercial loans when compared to December 31, 2025 and March 31, 2025, partially offset by decreases in the remaining loan categories.
At March 31, 2026, our real estate loans represented 83.1% of our loan portfolio and were comprised of commercial real estate loans of 67.0%, 1-4 family residential loans of 17.4% and construction loans of 15.6%. Commercial real estate loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve.
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
Southside Bancshares, Inc. |53

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2025	March 31, 2025
	March 31, 2026	December 31, 2025	March 31, 2025	Change (%)	Change (%)
Nonaccrual loans	$9,559	$10,486	$4,254	(8.8)%	124.7%
Accruing loans past due more than 90 days	—	—	—	—	—
Restructured loans	34	27,509	27,505	(99.9)%	(99.9)%
OREO	128	248	388	(48.4)%	(67.0)%
Repossessed assets	7	—	46	100.0%	(84.8)%
Total nonperforming assets	$9,728	$38,243	$32,193	(74.6)%	(69.8)%

Total loans	$4,946,161	$4,817,991	$4,567,239
Allowance for loan losses at end of period	45,963	45,100	44,623

Ratio of nonaccruing loans to:
Total loans	0.19%	0.22%	0.09%
Ratio of nonperforming assets to:
Total assets	0.11%	0.45%	0.39%
Total loans	0.20%	0.79%	0.70%
Total loans and OREO	0.20%	0.79%	0.70%
Ratio of allowance for loan losses to:
Nonaccruing loans	480.83%	430.10%	1,048.97%
Nonperforming assets	472.48%	117.93%	138.61%
Total loans	0.93%	0.94%	0.98%
Net charge-offs to average loans outstanding	0.01%	0.06%	0.03%
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of the economic forecast in our CECL model as of March 31, 2026.
When determining the appropriate allowance for credit losses on our loan portfolio, our commercial construction and real estate loans, commercial loans and municipal loans utilize the probability of default/loss given default discounted cash flow approach. Reserves on these loans are based upon risk factors including the loan type and structure, collateral type, leverage ratio,
Southside Bancshares, Inc. |54

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
As of March 31, 2026, our review of the loan portfolio indicated that an allowance for loan losses of $46.0 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, may require future adjustments to the allowance for loan losses.
During the three months ended March 31, 2026, the allowance for loan losses increased $863,000, or 1.9%, to $46.0 million, or 0.93% of total loans, when compared to $45.1 million, or 0.94% of total loans at December 31, 2025.
For the three months ended March 31, 2026, loan charge-offs were $680,000 and recoveries were $529,000. For the three months ended March 31, 2025, loan charge-offs were $613,000 and recoveries were $310,000. We recorded a provision for credit losses for loans of $1.0 million and $42,000 for the three months ended March 31, 2026 and 2025, respectively.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Balance at beginning of period	$3,166	$3,141
Provision for (reversal of) off-balance-sheet credit exposures	396	652
Balance at end of period	$3,562	$3,793
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

Southside Bancshares, Inc. |55

Capital Resources and Liquidity
Our total shareholders’ equity at March 31, 2026 increased 0.9%, or $7.2 million, to $854.9 million, or 9.7% of total assets, compared to $847.6 million, or 10.0% of total assets, at December 31, 2025. The increase in shareholders’ equity was the result of net income of $23.3 million, stock compensation expense of $1.6 million and common stock issued under our dividend reinvestment plan of $233,000, partially offset by cash dividends paid of $10.7 million, other comprehensive loss of $7.0 million and net issuance of common stock under employee stock plans of $172,000.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at March 31, 2026 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at March 31, 2026.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans, off-balance sheet exposures and HTM securities. Tier 2 capital for the Company also includes $147.5 million of qualified subordinated debt as of March 31, 2026. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.

Management believes that, as of March 31, 2026, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either the Company or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the Board.
Southside Bancshares, Inc. |56

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$758,649	12.68%	$269,219	4.50%	N/A	N/A
Bank Only	$957,913	16.01%	$269,205	4.50%	$388,852	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$817,118	13.66%	$358,959	6.00%	N/A	N/A
Bank Only	$957,913	16.01%	$358,940	6.00%	$478,587	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$1,014,200	16.95%	$478,611	8.00%	N/A	N/A
Bank Only	$1,007,454	16.84%	$478,587	8.00%	$598,234	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$817,118	9.74%	$335,688	4.00%	N/A	N/A
Bank Only	$957,913	11.42%	$335,593	4.00%	$419,491	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$744,172	12.87%	$260,186	4.50%	N/A	N/A
Bank Only	$962,990	16.66%	$260,102	4.50%	$375,703	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$802,640	13.88%	$346,915	6.00%	N/A	N/A
Bank Only	$962,990	16.66%	$346,803	6.00%	$462,403	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$1,072,160	18.54%	$462,553	8.00%	N/A	N/A
Bank Only	$1,011,270	17.50%	$462,403	8.00%	$578,004	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$802,640	9.72%	$330,251	4.00%	N/A	N/A
Bank Only	$962,990	11.67%	$329,998	4.00%	$412,498	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of March 31, 2026, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2025 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |57

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended March 31,
	2026	2025
Return on average assets	1.10%	1.03%
Return on average shareholders’ equity	10.96%	10.57%
Dividend payout ratio – Basic	46.15%	50.70%
Dividend payout ratio – Diluted	46.15%	50.70%
Average shareholders’ equity to average total assets	10.02%	9.75%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At March 31, 2026, these investments were 7.2% of total assets, as compared with 8.1% and 8.6% for December 31, 2025 and March 31, 2025, respectively. The decrease to 7.2% at March 31, 2026 as compared to December 31, 2025 and March 31, 2025, is largely driven by an increase in total assets and a decrease in the short-term investment portfolio and cash and due from banks. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at March 31, 2026 or December 31, 2025.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At March 31, 2026, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $384.4 million. At March 31, 2026 and December 31, 2025, we had $265.0 million and $110.0 million, respectively, in borrowings from the FRDW. At March 31, 2026, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and/or securities, was approximately $2.22 billion, net of FHLB stock purchases required. The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at March 31, 2026, the line had one outstanding letter of credit for $155,000. The Bank currently has four outstanding letters of credit from FHLB held as collateral for loans totaling $19.3 million.
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
Expansion
In March 2026, we opened traditional branch locations at Bellwood Park in Tyler, Texas, and in The Woodlands, Texas.
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
Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the 2025 Form 10-K.
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
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50, 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to go negative. We continue to monitor interest rates and anticipate rate changes during the remainder of 2026.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	March 31,
Rate projections:	2026	2025
Increase:
100 basis points	1.86%	2.59%
200 basis points	3.96%	4.94%

Decrease:
50 basis points	(1.85)%	(1.22)%
100 basis points	(2.62)%	(1.61)%
200 basis points	(5.14)%	(1.81)%
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
Ongoing tariff negotiations and conflict in the Middle East have caused some uncertainty related to inflation levels, energy and gas prices, and their impact on interest rates and the overall economy. While it is too early to discern the likely outcome of these tariff negotiations and military conflicts, the current economic conditions and growth prospects for our markets continue to reflect a solid and overall positive outlook. Higher inflation levels, including higher energy and gas prices, and interest rate fluctuations could have a negative impact on both our consumer and commercial borrowers in the future.
The ALCO monitors various liquidity ratios to ensure a satisfactory liquidity position.  Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.  Using this analysis, management from time to time assumes calculated interest
Southside Bancshares, Inc. |59

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are a party to various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the 2025 Form 10-K.

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
The following table provides information with respect to purchases of our common stock made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
January 1, 2026 - January 31, 2026	—	$—	—	762,135
February 1, 2026 - February 28, 2026	—	—	—	762,135
March 1, 2026 - March 31, 2026	—	—	—	762,135
Total	—	$—	—

We have not repurchased any common stock pursuant to the Plan subsequent to March 31, 2026.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.
Southside Bancshares, Inc. |61

ITEM 6.    EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	Amended and Restated Bylaws of Southside Bancshares, Inc., as amended		3.2	10-Q	04/30/2025	001-42396

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Chief Executive and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

SOUTHSIDE BANCSHARES, INC.

DATE:	April 30, 2026	BY:	/s/ Keith Donahoe
Keith Donahoe
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	April 30, 2026	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial Officer)

Southside Bancshares, Inc. |63