Form 10-Q
period 2026-06-30
SOUTHSIDE BANCSHARES INC
filed 2026-07-24
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $1.25, outstanding as of July 21, 2026 was 29,807,980 shares.

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

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	June 30, 2026	December 31, 2025

ASSETS
Cash and due from banks	$74,731	$81,080
Interest earning deposits	301,916	302,906
Federal funds sold	20,609	5,800
Total cash and cash equivalents	397,256	389,786
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,579,607 and $1,456,986, respectively)	1,569,836	1,456,219
Securities HTM (estimated fair value of $1,075,537 and $1,103,304, respectively)	1,211,900	1,247,477
FHLB stock, at cost	45,277	14,062
Equity investments	9,531	9,574
Loans held for sale	341	1,332
Loans:
Loans	4,949,567	4,817,991
Less: Allowance for loan losses	(45,595)	(45,100)
Net loans	4,903,972	4,772,891
Premises and equipment, net	156,885	152,293
Operating lease ROU assets	12,193	12,398
Goodwill	201,116	201,116
Other intangible assets, net	759	1,012
Interest receivable	43,392	41,809
Deferred tax asset, net	26,129	27,059
BOLI	146,263	145,125
Other assets	38,864	42,437
Total assets	$8,763,714	$8,514,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,406,487	$1,433,129
Interest bearing	4,762,908	5,432,030
Total deposits	6,169,395	6,865,159
Other borrowings	419,787	208,657
FHLB borrowings	995,848	211,136
Subordinated notes, net of unamortized debt issuance costs	147,587	239,678
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,282	60,279
Operating lease liabilities	14,131	14,335
Other liabilities	74,220	67,731
Total liabilities	7,881,250	7,666,975

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock: (no par value, 8,000,000 shares authorized, none issued or outstanding)	—	—
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,124,707 shares issued at June 30, 2026 and 38,110,078 shares issued at December 31, 2025)	47,656	47,638
Paid-in capital	797,342	795,759
Retained earnings	380,761	352,193
Treasury stock: (shares at cost, 8,321,665 at June 30, 2026 and 8,387,077 at December 31, 2025)	(251,228)	(252,358)
AOCI	(92,067)	(95,617)
Total shareholders’ equity	882,464	847,615
Total liabilities and shareholders’ equity	$8,763,714	$8,514,590
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loans	$71,888	$67,249	$142,876	$134,839
Taxable investment securities	4,686	6,205	9,335	12,568
Tax-exempt investment securities	6,143	8,483	12,299	16,964
MBS	18,462	13,040	36,370	26,563
FHLB stock and equity investments	215	524	464	1,007
Other interest earning assets	2,526	3,061	4,832	6,909
Total interest and dividend income	103,920	98,562	206,176	198,850
Interest expense:
Deposits	30,280	37,427	66,843	74,674
FHLB borrowings	8,248	3,721	9,223	9,558
Subordinated notes	2,686	935	6,263	1,867
Trust preferred subordinated debentures	922	1,015	1,837	2,029
Other borrowings	4,450	1,198	6,987	2,604
Total interest expense	46,586	44,296	91,153	90,732
Net interest income	57,334	54,266	115,023	108,118
Provision for (reversal of) credit losses	83	622	1,493	1,380
Net interest income after provision for credit losses	57,251	53,644	113,530	106,738
Noninterest income:
Deposit services	6,389	6,125	12,320	11,954
Net gain (loss) on sale of securities AFS	—	—	—	(554)
Gain (loss) on sale of loans	56	99	174	154
Trust fees	2,404	1,879	4,606	3,644
BOLI	1,475	833	2,461	1,632
Brokerage services	1,403	1,219	2,766	2,339
Other	2,277	1,990	4,273	3,199
Total noninterest income	14,004	12,145	26,600	22,368
Noninterest expense:
Salaries and employee benefits	22,973	22,272	47,305	44,654
Net occupancy	3,707	3,621	7,166	7,025
Advertising, travel & entertainment	876	950	1,919	1,874
ATM expense	325	405	755	783
Professional fees	1,662	1,401	3,147	2,921
Software and data processing	3,151	3,027	6,248	5,866
Communications	281	342	568	725
FDIC insurance	955	955	1,892	1,902
Amortization of intangibles	121	198	253	421
Loss on redemption of subordinated notes	—	—	791	—
Other	4,625	6,086	9,208	10,175
Total noninterest expense	38,676	39,257	79,252	76,346
Income before income tax expense	32,579	26,532	60,878	52,760
Income tax expense	5,742	4,719	10,782	9,440
Net income	$26,837	$21,813	$50,096	$43,320

Earnings per common share – basic	$0.90	$0.72	$1.68	$1.43
Earnings per common share – diluted	$0.90	$0.72	$1.68	$1.42
Cash dividends paid per common share	$0.36	$0.36	$0.72	$0.72
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$26,837	$21,813	$50,096	$43,320
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	7,952	(12,618)	(6,380)	(18,831)
Reclassification adjustment for amortization related to AFS and HTM debt securities	2,238	2,019	4,342	4,033
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	—	—	—	554
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	2,467	(392)	5,707	(3,543)
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	35	(1,866)	(511)	(4,439)
Retirement plans:
Amortization of net actuarial loss, included in net periodic benefit cost	668	616	1,335	1,230
Other comprehensive income (loss), before tax	13,360	(12,241)	4,493	(20,996)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,805)	2,570	(943)	4,409
Other comprehensive income (loss), net of tax	10,555	(9,671)	3,550	(16,587)
Comprehensive income (loss)	$37,392	$12,142	$53,646	$26,733

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2025	$47,638	$795,759	$352,193	$(252,358)	$(95,617)	$847,615
Net income	—	—	23,259	—	—	23,259
Other comprehensive income (loss)	—	—	—	—	(7,005)	(7,005)
Issuance of common stock for dividend reinvestment plan (7,461 shares)	9	224	—	—	—	233
Stock compensation expense	—	1,637	—	—	—	1,637
Net issuance of common stock under employee stock plans (21,249 shares)	—	(560)	20	368	—	(172)
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,705)	—	—	(10,705)
Balance at March 31, 2026	47,647	797,060	364,767	(251,990)	(102,622)	854,862
Net income	—	—	26,837	—	—	26,837
Other comprehensive income (loss)	—	—	—	—	10,555	10,555
Issuance of common stock for dividend reinvestment plan (7,168 shares)	9	224	—	—	—	233
Stock compensation expense	—	1,021	—	—	—	1,021
Net issuance of common stock under employee stock plans (44,163 shares)	—	(963)	(126)	762	—	(327)
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,717)	—	—	(10,717)
Balance at June 30, 2026	$47,656	$797,342	$380,761	$(251,228)	$(92,067)	$882,464
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
Southside Bancshares, Inc. |7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$50,096	$43,320
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	5,262	5,310
Securities premium amortization (discount accretion), net	5,852	3,562
Loan (discount accretion) premium amortization, net	301	389
Provision for (reversal of) credit losses	1,493	1,380
Stock compensation expense	2,658	1,600
Deferred tax expense (benefit)	(13)	(400)
Net (gain) loss on sale of AFS securities	—	554
Net loss on premises and equipment	61	1,293
Gross proceeds from sales of loans held for sale	6,891	8,332
Gross originations of loans held for sale	(5,900)	(6,814)
Net (gain) loss on OREO	(3)	136
Loss on redemption of subordinated notes	791	—
Net change in:
Interest receivable	(1,583)	1,178
Other assets	14,153	1,564
Interest payable	667	586
Other liabilities	555	(32,105)
Net cash provided by (used in) operating activities	81,281	29,885

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(338,418)	(256,059)
Sales	—	120,242
Maturities, calls and principal repayments	212,462	254,464
Securities HTM:
Maturities, calls and principal repayments	37,622	7,747
Proceeds from redemption of FHLB stock and equity investments	19,360	18,112
Purchases of FHLB stock and equity investments	(50,532)	(8,713)
Net loan paydowns (originations)	(132,514)	59,252
Purchases of premises and equipment	(8,771)	(10,366)
Proceeds from (purchases of) BOLI	1,217	1,143
Proceeds from sales of premises and equipment	(22)	(288)
Net proceeds from sales of OREO	133	—
Proceeds from sales of repossessed assets	29	68
Net cash provided by (used in) investing activities	(259,434)	185,602

(continued)

Southside Bancshares, Inc. | 8

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2026	2025
FINANCING ACTIVITIES:
Net change in deposits	(695,764)	(22,321)
Net change in other borrowings	211,130	23,398
Proceeds from FHLB borrowings	4,323,000	2,716,000
Repayment of FHLB borrowings	(3,538,288)	(2,936,383)
Redemption of subordinated notes	(93,000)	—
Proceeds from stock option exercises	71	703
Cash paid to tax authority related to tax withholding on share-based awards	(570)	(558)
Purchase of common stock	—	(11,076)
Proceeds from the issuance of common stock for dividend reinvestment plan	466	514
Cash dividends paid	(21,422)	(21,830)
Net cash provided by (used in) financing activities	185,623	(251,553)

Net increase (decrease) in cash and cash equivalents	7,470	(36,066)
Cash and cash equivalents at beginning of period	389,786	426,161
Cash and cash equivalents at end of period	$397,256	$390,095

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$90,486	$90,146
Income taxes paid	$8,500	$8,750

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$30	$202
Unsettled trades to purchase securities	$—	$50,514
Unsettled trades to repurchase common stock	$—	$747

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
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.

2.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and Diluted Earnings:
Net income	$26,837	$21,813	$50,096	$43,320
Less: Earnings allocated to participating securities	16	13	27	29
Net income available to common shareholders	$26,821	$21,800	$50,069	$43,291
Basic weighted-average shares outstanding	29,769	30,234	29,752	30,311
Add: Stock awards	108	74	105	86
Diluted weighted-average shares outstanding	29,877	30,308	29,857	30,397
Basic earnings per share:
Net income	$0.90	$0.72	$1.68	$1.43
Diluted earnings per share:
Net income	$0.90	$0.72	$1.68	$1.42
For the three and six months ended June 30, 2026, there were approximately 427,000 and 428,000 anti-dilutive shares, respectively. For the six months ended June 30, 2025, there were approximately 524,000 and 520,000 anti-dilutive shares, respectively.
Southside Bancshares, Inc. |10

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended June 30, 2026
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(85,971)	$344	$(16,995)	$(102,622)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	7,952	2,467	—	10,419
Reclassification adjustments included in net income	2,238	35	668	2,941
Income tax (expense) benefit	(2,140)	(525)	(140)	(2,805)
Net current-period other comprehensive income (loss), net of tax	8,050	1,977	528	10,555
Ending balance, net of tax	$(77,921)	$2,321	$(16,467)	$(92,067)

	Six Months Ended June 30, 2026
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(76,311)	$(1,784)	$(17,522)	$(95,617)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(6,380)	5,707	—	(673)
Reclassification adjustments included in net income	4,342	(511)	1,335	5,166
Income tax (expense) benefit	428	(1,091)	(280)	(943)
Net current-period other comprehensive income (loss), net of tax	(1,610)	4,105	1,055	3,550
Ending balance, net of tax	$(77,921)	$2,321	$(16,467)	$(92,067)
Southside Bancshares, Inc. |11

	Three Months Ended June 30, 2025
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(115,078)	$1,781	$(18,517)	$(131,814)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(12,618)	(392)	—	(13,010)
Reclassification adjustments included in net income	2,019	(1,866)	616	769
Income tax (expense) benefit	2,226	474	(130)	2,570
Net current-period other comprehensive income (loss), net of tax	(8,373)	(1,784)	486	(9,671)
Ending balance, net of tax	$(123,451)	$(3)	$(18,031)	$(141,485)

	Six Months Ended June 30, 2025
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(112,199)	$6,303	$(19,002)	$(124,898)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(18,831)	(3,543)	—	(22,374)
Reclassification adjustments included in net income	4,587	(4,439)	1,230	1,378
Income tax (expense) benefit	2,992	1,676	(259)	4,409
Net current-period other comprehensive income (loss), net of tax	(11,252)	(6,306)	971	(16,587)
Ending balance, net of tax	$(123,451)	$(3)	$(18,031)	$(141,485)

Southside Bancshares, Inc. |12

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(2,238)	$(2,019)	$(4,342)	$(4,033)
Tax (expense) benefit	470	424	912	847
Net of tax	(1,768)	(1,595)	(3,430)	(3,186)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	—	—	—	(554)
Tax (expense) benefit	—	—	—	116
Net of tax	—	—	—	(438)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	(35)	1,866	511	4,439
Tax (expense) benefit	8	(392)	(107)	(932)
Net of tax	(27)	1,474	404	3,507

Amortization of pension plan:
Net actuarial loss (4)	(668)	(616)	(1,335)	(1,230)
Tax (expense) benefit	140	130	280	259
Net of tax	(528)	(486)	(1,055)	(971)
Total reclassifications for the period, net of tax	$(2,323)	$(607)	$(4,081)	$(1,088)
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
Southside Bancshares, Inc. |13

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities, net of allowance for credit losses, as of June 30, 2026 and December 31, 2025 are reflected in the tables below (in thousands):

	June 30, 2026
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
State and political subdivisions	$191,199	$1,815	$14,826	$—	$178,188
Corporate bonds and other	23,829	355	163	—	24,021
MBS: (1)
Residential	1,362,365	8,747	5,741	—	1,365,371
Commercial	2,214	42	—	—	2,256
Total	$1,579,607	$10,959	$20,730	$—	$1,569,836

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,044,132	$4,751	$134,454	$914,429	$24	$1,044,108
Corporate bonds and other	86,280	888	1,179	85,989	1	86,279
MBS: (1)
Residential	72,770	6	5,464	67,312	—	72,770
Commercial	8,743	—	936	7,807	—	8,743
Total	$1,211,925	$5,645	$142,033	$1,075,537	$25	$1,211,900

	December 31, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
State and political subdivisions	$192,268	$1,423	$17,055	$—	$176,636
Corporate bonds and other	17,793	327	99	—	18,021
MBS: (1)
Residential	1,244,698	15,278	708	—	1,259,268
Commercial	2,227	67	—	—	2,294
Total	$1,456,986	$17,095	$17,862	$—	$1,456,219

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,042,986	$2,290	$139,719	$905,557	$25	$1,042,961
Corporate bonds and other	98,609	694	1,487	97,816	—	98,609
MBS: (1)
Residential	77,080	10	4,898	72,192	—	77,080
Commercial	28,827	—	1,088	27,739	—	28,827
Total	$1,247,502	$2,994	$147,192	$1,103,304	$25	$1,247,477
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies and our intent and ability to hold these securities until maturity. We did not transfer any securities from AFS to HTM during the six months ended June 30,
Southside Bancshares, Inc. |14

2026 or the year ended December 31, 2025. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $92.0 million ($72.7 million, net of tax) at June 30, 2026 and $96.6 million ($76.3 million, net of tax) at December 31, 2025. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security.
Investment securities and MBS with carrying values of $2.21 billion and $1.94 billion were pledged as of June 30, 2026 and December 31, 2025, respectively, to collateralize borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law. At June 30, 2026 and December 31, 2025, the amount of excess collateral at the FRDW was $279.3 million and $241.8 million, respectively.
The following tables present the fair value and unrealized losses on AFS, if applicable, for which an allowance for credit losses has not been recorded, as well as HTM investment securities and MBS, if applicable, as of June 30, 2026 and December 31, 2025, segregated by major security type and length of time in a continuous loss position (in thousands):

	June 30, 2026
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$—	$—	$130,420	$14,826	$130,420	$14,826
Corporate bonds and other	714	36	4,873	127	5,587	163
MBS:
Residential	600,731	5,006	9,532	735	610,263	5,741
Total	$601,445	$5,042	$144,825	$15,688	$746,270	$20,730

HELD TO MATURITY
Investment securities:
State and political subdivisions	$504	$12	$779,872	$134,442	$780,376	$134,454
Corporate bonds and other	—	—	57,539	1,179	57,539	1,179
MBS:
Residential	—	—	66,945	5,464	66,945	5,464
Commercial	—	—	7,807	936	7,807	936
Total	$504	$12	$912,163	$142,021	$912,667	$142,033

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$—	$—	$128,723	$17,055	$128,723	$17,055
Corporate bonds and other	3,708	42	4,943	57	8,651	99
MBS:
Residential	52,056	32	10,320	676	62,376	708
Total	$55,764	$74	$143,986	$17,788	$199,750	$17,862

HELD TO MATURITY
Investment securities:
State and political subdivisions	$20,224	$3,128	$770,244	$136,591	$790,468	$139,719
Corporate bonds and other	—	—	64,009	1,487	64,009	1,487
MBS:
Residential	—	—	71,782	4,898	71,782	4,898
Commercial	—	—	27,739	1,088	27,739	1,088
Total	$20,224	$3,128	$933,774	$144,064	$953,998	$147,192
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
As of June 30, 2026 and December 31, 2025, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. We had 195 and 161 AFS debt securities in an unrealized loss position at June 30, 2026 and December 31, 2025, respectively. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities, which are either explicitly or implicitly backed by the U.S. Government through its agencies and which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of primarily investment grade bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. We utilize term structures and, due to no prior loss exposure on our state and political subdivision securities or our corporate securities, we currently apply a third-party average loss given default rate to model these securities. We elected to use the collective evaluation method to model our HTM securities, which aligns with our third-party fair value measurement process. The model determined an expected credit loss over the life of the HTM securities of $25,000, resulting in no additional credit loss recognized for the six months ended June 30, 2026. For the three and six months ended June 30, 2025, we recognized a reversal of provision for credit loss of $9,000 and a provision for credit loss of $55,000, respectively. Management evaluated the remote expectation of loss on the HTM portfolio, along with the qualitative factors associated with these securities, as well as the credit loss estimate of the model and concluded that an allowance for credit loss of $25,000 was sufficient as of June 30, 2026 and December 31, 2025, due to the securities being highly rated municipals and primarily investment grade corporates with a long history of no credit losses.
The accrued interest receivable on our debt securities (including the effect of interest rate swaps) is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2026, accrued interest receivable on AFS and HTM debt securities totaled $9.9 million and $12.5 million, respectively. As of December 31, 2025, accrued interest receivable on AFS and HTM debt securities totaled $9.4 million and $12.7 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of June 30, 2026 or December 31, 2025.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025
U.S. Treasury	$—	$1,436
State and political subdivisions	9,317	11,659
Corporate bonds and other	1,512	1,593
MBS	18,462	13,040
Total interest income on securities	$29,291	$27,728

	Six Months Ended June 30,
	2026	2025
U.S. Treasury	$—	$3,003
State and political subdivisions	18,650	23,319
Corporate bonds and other	2,984	3,210
MBS	36,370	26,563
Total interest income on securities	$58,004	$56,095
There were no sales from the AFS securities portfolio during the six months ended June 30, 2026. There was a $554,000 net realized loss as a result of sales from the AFS securities portfolio for the six months ended June 30, 2025, which consisted of a net loss of $1.2 million on the unwind of fair value MBS hedges in the AFS securities portfolio, partially offset by $600,000 in
Southside Bancshares, Inc. |16

realized gains. There were no sales from the HTM portfolio during the three and six months ended June 30, 2026 or 2025.  We calculate realized gains and losses on sales of securities under the specific identification method.
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
The amortized cost and estimated fair value of AFS and HTM securities at June 30, 2026, are presented below by contractual maturity (in thousands):

	June 30, 2026
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$—	$—
Due after one year through five years	8,874	9,118
Due after five years through ten years	16,193	16,165
Due after ten years	189,961	176,926
	215,028	202,209
MBS:	1,364,579	1,367,627
Total	$1,579,607	$1,569,836

	June 30, 2026
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$140	$140
Due after one year through five years	45,075	44,548
Due after five years through ten years	83,685	83,531
Due after ten years	1,001,512	872,199
	1,130,412	1,000,418
MBS:	81,513	75,119
Total	$1,211,925	$1,075,537

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At June 30, 2026 and December 31, 2025, we had equity investments recorded in our consolidated balance sheets of $9.5 million and $9.6 million, respectively.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost, less impairment, if any. For the three and six months ended June 30, 2026, there was no gain or loss on the sale of equity securities.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net gains (losses) recognized during the period on equity investments	$(22)	$16	$(56)	$95
Less: Net gains recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$(22)	$16	$(56)	$95

Southside Bancshares, Inc. |17

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at June 30, 2026.

FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost, less impairment, if any. Based upon our quarterly evaluation by management at June 30, 2026, our FHLB stock was not impaired.
Southside Bancshares, Inc. |18

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	June 30, 2026	December 31, 2025
Real estate loans:
Construction	$600,080	$548,570
1-4 family residential	716,099	724,354
Commercial owner-occupied	362,390	319,536
Commercial real estate	2,408,573	2,393,280
Commercial loans	467,506	444,720
Municipal loans	357,568	346,720
Loans to individuals	37,351	40,811
Total loans	4,949,567	4,817,991
Less: Allowance for loan losses	45,595	45,100
Net loans	$4,903,972	$4,772,891

Construction Real Estate Loans
Our construction loans are collateralized by property located primarily in or near the market areas we serve and consist of owner-occupied 1-4 family residential construction loans to consumers, non-owner occupied 1-4 family residential construction loans to homebuilders, and commercial construction loans (both owner- and non-owner occupied). Our owner-occupied 1-4 family construction loans to consumers include fixed interest rates during the construction period and are typically priced and made with the intention of granting the permanent loan on the completed property. Construction loans to homebuilders and commercial construction loans typically have adjustable interest rates and are subject to underwriting standards similar to that of the commercial real estate loan portfolio.  Owner occupied 1-4 family residential construction loans are subject to the underwriting standards of the permanent loan.
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
Commercial Owner-Occupied and Real Estate Loans
As of June 30, 2026 commercial owner-occupied loans were $362.4 million and commercial real estate loans consisted of $1.73 billion of non-owner occupied real estate, $641.8 million of loans secured by multi-family properties and $36.8 million of loans secured by farmland. Commercial real estate loans and commercial owner-occupied primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial owner-occupied and commercial real estate loans, we generally consider such factors as the macroeconomic conditions, market conditions to include future supply and rental rate forecast, financial condition of the borrower and the debt service coverage of the property. Generally, commercial real estate loans originated after June 2024 are priced using floating rates and include maturities of five years or less. For competitive reasons, we offer fixed rates for owner-occupied loans with terms of up to 10 years.
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

Southside Bancshares, Inc. |20

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

June 30, 2026	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
Construction real estate:
Pass	$119,703	$178,194	$93,165	$7,757	$3,306	$10,448	$141,155	$553,728
Pass watch	703	—	169	—	—	8	30,641	31,521
Special mention	—	—	1,232	—	—	399	13,001	14,632
Substandard	—	—	—	—	66	133	—	199
Total construction real estate	$120,406	$178,194	$94,566	$7,757	$3,372	$10,988	$184,797	$600,080
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential real estate:
Pass	$27,827	$52,826	$49,997	$61,890	$140,178	$377,580	$620	$710,918
Special mention	—	—	—	—	—	548	—	548
Substandard	—	371	—	390	—	2,711	259	3,731
Doubtful	—	—	155	370	—	377	—	902
Total 1-4 family residential real estate	$27,827	$53,197	$50,152	$62,650	$140,178	$381,216	$879	$716,099
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner-occupied:
Pass	$68,165	$58,323	$25,968	$36,695	$43,573	$102,604	$7,474	$342,802
Pass watch	—	—	—	—	—	886	—	886
Special mention	—	—	—	—	2,238	6,004	—	8,242
Substandard	—	1,007	—	—	1,038	8,415	—	10,460
Total commercial real estate	$68,165	$59,330	$25,968	$36,695	$46,849	$117,909	$7,474	$362,390
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$304,012	$517,161	$184,269	$314,481	$310,849	$409,885	$9,445	$2,050,102
Pass watch	—	4,087	—	—	7,501	94	—	11,682
Special mention	47,862	50,463	—	1,336	24,765	242	—	124,668
Substandard	35,112	51,853	3,919	41,841	78,273	11,123	—	222,121
Total commercial real estate	$386,986	$623,564	$188,188	$357,658	$421,388	$421,344	$9,445	$2,408,573
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$72,458	$105,879	$32,550	$18,163	$19,799	$7,809	$153,132	$409,790
Pass watch	—	691	250	57	—	—	33,022	34,020
Special mention	13	78	31	54	259	182	430	1,047
Substandard	640	1,108	12,335	1,514	322	223	6,102	22,244
Doubtful	—	—	61	46	152	73	73	405
Total commercial loans	$73,111	$107,756	$45,227	$19,834	$20,532	$8,287	$192,759	$467,506
Current period gross charge-offs	$—	$329	$223	$106	$51	$19	$—	$728

Municipal loans:
Pass	$34,343	$1,940	$1,721	$30,192	$51,975	$237,397	$—	$357,568
Total municipal loans	$34,343	$1,940	$1,721	$30,192	$51,975	$237,397	$—	$357,568
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$9,974	$10,638	$5,944	$3,274	$2,496	$3,023	$1,957	$37,306
Substandard	—	12	6	14	1	1	—	34
Doubtful	—	—	10	1	—	—	—	11
Total loans to individuals	$9,974	$10,650	$5,960	$3,289	$2,497	$3,024	$1,957	$37,351
Current period gross charge-offs (1)	$568	$189	$30	$22	$—	$1	$—	$810

Total loans	$720,812	$1,034,631	$411,782	$518,075	$686,791	$1,180,165	$397,311	$4,949,567
Total current period gross charge-offs (1)	$568	$518	$253	$128	$51	$20	$—	$1,538
(1) Includes $434,000 in charged off demand deposit overdrafts reported as 2026 originations.
Southside Bancshares, Inc. |21

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
Construction real estate:
Pass	$139,542	$96,548	$60,041	$3,649	$15,979	$5,939	$148,759	$470,457
Pass watch	9,343	1,494	—	31	—	—	5,596	16,464
Special mention	47,492	—	—	—	407	58	13,468	61,425
Substandard	57	—	—	—	140	27	—	224
Total construction real estate	$196,434	$98,042	$60,041	$3,680	$16,526	$6,024	$167,823	$548,570
Current period gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

1-4 family residential real estate:
Pass	$48,099	$50,197	$68,149	$143,782	$127,149	$278,702	$583	$716,661
Special mention	—	—	—	—	—	1,508	—	1,508
Substandard	2,380	—	112	—	658	2,199	269	5,618
Doubtful	—	165	265	—	—	137	—	567
Total 1-4 family residential real estate	$50,479	$50,362	$68,526	$143,782	$127,807	$282,546	$852	$724,354
Current period gross charge-offs	$—	$56	$—	$—	$—	$13	$—	$69

Commercial owner-occupied:
Pass	$58,592	$27,127	$38,350	$46,340	$53,831	$73,509	$2,672	$300,421
Pass watch	—	—	—	2,101	—	287	—	2,388
Special mention	—	—	—	2,285	—	6,132	—	8,417
Substandard	1,048	—	—	129	6,162	971	—	8,310
Total commercial real estate	$59,640	$27,127	$38,350	$50,855	$59,993	$80,899	$2,672	$319,536
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$687,383	$186,142	$304,848	$338,165	$328,917	$183,000	$41,299	$2,069,754
Pass watch	21,226	—	49,316	32,339	—	—	—	102,881
Special mention	—	—	2,691	76,116	—	251	—	79,058
Substandard	28,996	—	—	101,201	5,935	5,455	—	141,587
Total commercial real estate	$737,605	$186,142	$356,855	$547,821	$334,852	$188,706	$41,299	$2,393,280
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$124,358	$41,277	$27,101	$27,035	$8,388	$4,627	$189,290	$422,076
Pass watch	21	43	—	—	36	—	—	100
Special mention	204	202	177	469	590	3	532	2,177
Substandard	1,341	12,858	1,333	713	75	38	3,497	19,855
Doubtful	79	134	111	86	90	12	—	512
Total commercial loans	$126,003	$54,514	$28,722	$28,303	$9,179	$4,680	$193,319	$444,720
Current period gross charge-offs	$—	$1,689	$409	$139	$139	$23	$—	$2,399

Municipal loans:
Pass	$2,135	$1,800	$31,542	$54,168	$59,342	$197,733	$—	$346,720
Total municipal loans	$2,135	$1,800	$31,542	$54,168	$59,342	$197,733	$—	$346,720
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$16,861	$8,627	$4,980	$3,682	$2,524	$1,856	$2,049	$40,579
Special mention	8	—	—	—	—	—	—	8
Substandard	3	1	8	2	—	—	—	14
Doubtful	185	20	3	1	—	1	—	210
Total loans to individuals	$17,057	$8,648	$4,991	$3,685	$2,524	$1,857	$2,049	$40,811
Current period gross charge-offs	$1,620	$34	$24	$68	$24	$18	$—	$1,788

Total loans	$1,189,353	$426,635	$589,027	$832,294	$610,223	$762,445	$408,014	$4,817,991
Total current period gross charge-offs (1)	$1,620	$1,779	$434	$207	$163	$54	$—	$4,257
(1) Includes $1.2 million in charged off demand deposit overdrafts reported as 2025 originations.

Southside Bancshares, Inc. |22

Watch List loans reported as 2026 originations as of June 30, 2026 and Watch List loans reported as 2025 originations as of December 31, 2025 were, for the majority, first originated in various years prior to 2026 and 2025, respectively, but were renewed in the respective year.
The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$145	$32	$—	$177	$599,903	$600,080
1-4 family residential	1,298	207	975	2,480	713,619	716,099
Commercial owner-occupied	99	1,272	960	2,331	360,059	362,390
Commercial real estate	1,258	5,668	—	6,926	2,401,647	2,408,573
Commercial loans	1,184	378	1,808	3,370	464,136	467,506
Municipal loans	—	—	—	—	357,568	357,568
Loans to individuals	94	4	—	98	37,253	37,351
Total	$4,078	$7,561	$3,743	$15,382	$4,934,185	$4,949,567

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$416	$1,407	$—	$1,823	$546,747	$548,570
1-4 family residential	4,324	693	1,284	6,301	718,053	724,354
Commercial owner-occupied	1,325	—	—	1,325	318,211	319,536
Commercial real estate	322	5,447	—	5,769	2,387,511	2,393,280
Commercial loans	1,132	640	380	2,152	442,568	444,720
Municipal loans	—	—	—	—	346,720	346,720
Loans to individuals	353	—	—	353	40,458	40,811
Total	$7,872	$8,187	$1,664	$17,723	$4,800,268	$4,817,991

Southside Bancshares, Inc. |23

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Nonaccrual loans:
Real estate loans:
Construction	$17	$18
1-4 family residential	3,741	4,939
Commercial owner-occupied	2,821	1,220
Commercial real estate	—	—
Commercial loans	3,030	4,091
Loans to individuals	21	218
Total nonaccrual loans (1)	9,630	10,486

Accruing loans past due more than 90 days	—	—
Restructured loans	47	27,509
OREO	116	248
Repossessed assets	5	—
Total nonperforming assets	$9,798	$38,243

(1)    Includes $3.6 million and $2.0 million of restructured loans as of June 30, 2026 and December 31, 2025, respectively.

The decrease in restructured loans was primarily due to the payoff of a $27.5 million restructured commercial real estate loan in the first quarter of 2026 that was originally restructured with an extension of maturity in the first quarter of 2025 to allow for an extended lease up period. We reversed $40,000 and $47,000 of interest income on nonaccrual loans during the three and six months ended June 30, 2026, respectively, and $56,000 and $68,000 for the three and six months ended June 30, 2025, respectively. We had $4.6 million and $2.7 million of loans on nonaccrual for which there was no related allowance for credit losses as of June 30, 2026 and December 31, 2025, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and for which we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of June 30, 2026 and December 31, 2025, we had $11.8 million and $38.4 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets as of June 30, 2026. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were $80,000 loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of June 30, 2026. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of December 31, 2025.
Restructured Loans
A loan is considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions, restructuring amortization schedules, extensions of maturity or a combination of any of these modifications intended to minimize potential losses. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the six months ended June 30, 2026 were not significant.
Southside Bancshares, Inc. |24

The following table sets forth the recorded balance of restructured loans and type of modification by class of loans during the periods presented (dollars in thousands):

	Three Months Ended June 30, 2026
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Real estate loans:
1-4 family residential	$257	$—	$—	$257	1	0.04%
Commercial loans	98	—	—	98	3	0.02%
Total	$355	$—	$—	$355	4

	Six Months Ended June 30, 2026
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Real estate loans:
1-4 family residential	$257	$—	$—	$257	1	0.04%
Commercial owner-occupied	1,006	—	—	1,006	1	0.28%
Commercial loans	691	—	—	691	7	0.15%
Total	$1,954	$—	$—	$1,954	9

	Three Months Ended June 30, 2025
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Commercial loans	$326	$—	$—	$326	8	0.09%
Loans to individuals	200	—	—	200	1	0.44%
Total	$526	$—	$—	$526	9

	Six Months Ended June 30, 2025
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Real estate loans:
Commercial real estate	$27,501	$—	$—	$27,501	1	1.21%
Commercial loans	326	—	—	326	8	0.09%
Loans to individuals	210	—	—	210	2	0.47%
Total	$28,037	$—	$—	$28,037	11

There were 22 restructured loans totaling $3.7 million included in nonperforming assets as of June 30, 2026.
On an ongoing basis, the performance of restructured loans are monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. For the six months ended June 30, 2026, there were six restructured loans totaling $1.3 million in default. For the six months ended June 30, 2025, there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At June 30, 2026, there were no commitments to lend additional funds to borrowers whose loans had been restructured.
Southside Bancshares, Inc. |25

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended June 30, 2026
	Real Estate
	Construction	1-4 Family Residential	Commercial Owner-Occupied	Commercial Real Estate	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$9,645	$2,804	$5,488	$23,841	$3,866	$12	$307	$45,963
Loans charged-off	—	—	—	—	(371)	—	(487)	(858)
Recoveries of loans charged-off	—	4	4	—	371	—	135	514
Net loans (charged-off) recovered	—	4	4	—	—	—	(352)	(344)
Provision for (reversal of) loan losses	(3,124)	4	375	1,298	1,249	—	174	(24)
Balance at end of period	$6,521	$2,812	$5,867	$25,139	$5,115	$12	$129	$45,595

	Six Months Ended June 30, 2026
	Real Estate
	Construction	1-4 Family Residential	Commercial Owner-Occupied	Commercial Real Estate	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$7,951	$2,830	$5,655	$23,750	$4,588	$13	$313	$45,100
Loans charged-off	—	—	—	—	(728)	—	(810)	(1,538)
Recoveries of loans charged-off	—	11	7	—	699	—	326	1,043
Net loans (charged-off) recovered	—	11	7	—	(29)	—	(484)	(495)
Provision for (reversal of) loan losses	(1,430)	(29)	205	1,389	556	(1)	300	990
Balance at end of period	$6,521	$2,812	$5,867	$25,139	$5,115	$12	$129	$45,595

	Three Months Ended June 30, 2025
	Real Estate
	Construction	1-4 Family Residential	Commercial Owner-Occupied	Commercial Real Estate	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,887	$2,709	$5,488	$29,242	$3,128	$14	$155	$44,623
Loans charged-off	—	(56)	—	—	(727)	—	(411)	(1,194)
Recoveries of loans charged-off	—	7	3	1	163	—	168	342
Net loans (charged-off) recovered	—	(49)	3	1	(564)	—	(243)	(852)
Provision for (reversal of) loan losses	2,307	121	(74)	(3,959)	1,869	—	386	650
Balance at end of period	$6,194	$2,781	$5,417	$25,284	$4,433	$14	$298	$44,421
Southside Bancshares, Inc. |26

	Six Months Ended June 30, 2025
	Real Estate
	Construction	1-4 Family Residential	Commercial Owner-Occupied	Commercial Real Estate	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,958	$2,780	$5,603	$29,923	$2,448	$16	$156	$44,884
Loans charged-off (1)	—	(69)	—	—	(883)	—	(855)	(1,807)
Recoveries of loans charged-off	—	15	7	2	265	—	363	652
Net loans (charged-off) recovered	—	(54)	7	2	(618)	—	(492)	(1,155)
Provision (reversal) for loan losses (2)	2,236	55	(193)	(4,641)	2,603	(2)	634	692
Balance at end of period	$6,194	$2,781	$5,417	$25,284	$4,433	$14	$298	$44,421

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the accrued interest on our loan portfolio was $21.0 million and $19.6 million, respectively.

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	June 30, 2026	December 31, 2025
Other borrowings:
Balance at end of period	$419,787	$208,657
Average amount outstanding during the period (1)	390,373	107,989
Maximum amount outstanding during the period (2)	590,864	297,359
Weighted average interest rate during the period (3)	3.6%	4.5%
Interest rate at end of period (4)	3.7%	3.6%

FHLB borrowings:
Balance at end of period	$995,848	$211,136
Average amount outstanding during the period (1)	487,988	372,342
Maximum amount outstanding during the period (2)	995,848	651,782
Weighted average interest rate during the period (3)	3.8%	3.7%
Interest rate at end of period (5)	4.0%	2.9%
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

Southside Bancshares, Inc. |27

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at June 30, 2026 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$419,787	$—	$—	$—	$—	$—	$419,787
FHLB borrowings	995,396	416	36	—	—	—	995,848
Total obligations	$1,415,183	$416	$36	$—	$—	$—	$1,415,635

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at June 30, 2026 or December 31, 2025.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At June 30, 2026, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $279.3 million. There were $355.0 million and $110.0 million in borrowings from the FRDW at June 30, 2026 and December 31, 2025, respectively. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2026, the line had one outstanding letter of credit for $155,000. Southside Bank currently has four outstanding letters of credit from FHLB held as collateral for loans totaling $19.3 million.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $64.8 million at June 30, 2026, and $98.7 million at December 31, 2025, and had maturities of less than one year.  Repurchase agreements are secured by investment and MBS and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 3.60% to 5.26% (including the effect of interest rate swaps) and with remaining maturities of 1 day to 2.0 years at June 30, 2026.  FHLB borrowings may be collateralized by FHLB stock, nonspecified loans and/or securities. At June 30, 2026, the amount of additional funding Southside Bank could obtain from FHLB was approximately $1.63 billion, net of FHLB stock purchases required.

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$—	$92,190
7.00% Subordinated notes, net of unamortized debt issuance costs (3)	147,587	147,488
Total Subordinated notes	147,587	239,678
Trust preferred subordinated debentures: (4)
Southside Statutory Trust III, net of unamortized debt issuance costs (5)	20,590	20,587
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,282	60,279
Total Long-term debt	$207,869	$299,957

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $810,000 at December 31, 2025.
(3)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $2.4 million at June 30, 2026 and $2.5 million at December 31, 2025.
Southside Bancshares, Inc. |28

(4)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(5)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $29,000 at June 30, 2026 and $32,000 at December 31, 2025.

As of June 30, 2026, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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
Southside Bancshares, Inc. |29

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended June 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2026	2025	2026	2025	2026	2025
Interest cost	$903	$920	$—	$28	$229	$223
Expected return on assets	(1,016)	(1,018)	—	(34)	—	—
Net loss amortization	633	594	—	—	35	22
Net periodic benefit cost (income)	$520	$496	$—	$(6)	$264	$245

	Six Months Ended June 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2026	2025	2026	2025	2026	2025
Interest cost	$1,807	$1,841	$—	$56	$457	$447
Expected return on assets	(2,033)	(2,037)	—	(68)	—	—
Net loss amortization	1,266	1,187	—	—	69	43
Net periodic benefit cost (income)	$1,040	$991	$—	$(12)	$526	$490

Effective January 1, 2026, the Acquired Retirement Plan was merged with the Retirement Plan.

All cost components disclosed above are recorded in other noninterest expense. The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $(1.3) million and $(1.2) million for the six months ended June 30, 2026 and 2025, respectively.
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
Cash Flow Hedges
Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to interest expense in the same periods that the hedged cash flows impact earnings. We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $615.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate. At June 30, 2026, the net gains recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $1.4 million.
From time to time, we may terminate an interest rate swap contract designated as a cash flow hedge. In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within AOCI will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions are probable of not occurring, any related gains or losses recorded in AOCI are immediately recognized in earnings. As of June 30, 2026, we have not terminated any cash flow hedges because the transactions were probable of not occurring.
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
Southside Bancshares, Inc. |31

The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges (in thousands):

	Amortized Cost of Hedged Assets (2)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Securities AFS (1) (3)	$1,388,508	$1,091,568	$3,547	$1,142
Loans (1) (3)	—	239,990	—	(58)
1) Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of June 30, 2026 and December 31, 2025, the amortized cost basis of the closed MBS portfolio used in these hedging relationships was $1.36 billion and $1.07 billion, respectively, the amount of the designated hedged items were $334.0 million and $301.0 million, respectively, and the cumulative amount of fair value hedging adjustments associated with these MBS hedging relationships was a gain of $2.8 million and $789,000, respectively. As of December 31, 2025, the amortized cost basis of the closed loan portfolio used in these hedging relationships was $240.0 million, the amount of the designated hedged items were $155.0 million, and the cumulative amount of fair value hedging adjustments associated with these loan hedging relationships was a loss of $58,000.
2) Excludes fair value hedging adjustments.
3) Excluded from the table above are the cumulative amount of fair value hedging adjustments for securities AFS and loans for which hedge accounting has been discontinued in the amounts of a loss of $503,000 and a loss of $2.6 million, respectively, at June 30, 2026, and a loss of $740,000 and a loss of $3.0 million, respectively, at December 31, 2025.
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
At June 30, 2026 and December 31, 2025, net derivative assets included $20.6 million and $5.5 million, respectively, of cash collateral received from counterparties under master netting agreements.
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
Southside Bancshares, Inc. |32

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	June 30, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$615,000	$4,373	$583	$860,000	$2,978	$3,641
Swaps-Fair Value Hedge-Financial institution counterparties	358,110	3,212	81	480,110	862	161
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	893,244	17,263	1,869	706,372	13,212	7,100
Swaps-Customer counterparties	893,244	1,869	17,263	706,372	7,100	13,212
Gross derivatives		26,717	19,796		24,152	24,114
Offsetting derivative assets/liabilities		(2,533)	(2,533)		(10,902)	(10,902)
Cash collateral received/posted		(20,580)	—		(5,538)	—
Net derivatives included in the consolidated balance sheets (2)		$3,604	$17,263		$7,712	$13,212
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At June 30, 2026, we had $1.7 million credit exposure related to interest rate swaps with financial institutions and $1.9 million related to interest rate swaps with customers. At December 31, 2025, we had $612,000 credit exposure related to interest rate swaps with financial institutions and $7.1 million related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on overnight SOFR rates in effect at June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$615,000	1.3	3.66%	3.43%	$860,000	1.3	3.83%	3.20%
Swaps-Fair Value hedge
Financial institution counterparties	358,110	2.1	3.63%	3.47%	480,110	1.4	3.78%	3.47%
Swaps-Non-hedging
Financial institution counterparties	893,244	3.8	3.67%	3.59%	706,372	4.1	3.92%	3.54%
Customer counterparties	893,244	3.8	3.59%	3.67%	706,372	4.1	3.54%	3.92%

Southside Bancshares, Inc. |33

The following table presents amounts included in the consolidated statements of income related to interest rate swap agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives designated as hedging instruments
Swaps-Cash Flow hedge
Gain (loss) included in interest expense on deposits	$(48)	$1,149	$43	$2,650
Gain (loss) included in interest expense on FHLB borrowings	(258)	717	142	1,789
Gain (loss) included in interest expense on other borrowings	271	—	326	—
	(35)	1,866	511	4,439
Swaps-Fair Value hedge
Gain (loss) included in interest income on tax-exempt investment securities	32	1,076	66	2,126
Gain (loss) included in interest income on MBS	188	318	389	573
Gain (loss) included in interest income on loans	—	274	1	546
Derivatives designated as non-hedging instruments
Swaps-Non-hedging
Other noninterest income	774	732	1,478	825
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
Southside Bancshares, Inc. |35

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at June 30, 2026 and December 31, 2025.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2026 and December 31, 2025, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |36

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
June 30, 2026	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$178,188	$—	$178,188	$—
Corporate bonds and other	24,021	—	24,021	—
MBS: (1)
Residential	1,365,371	—	1,365,371	—
Commercial	2,256	—	2,256	—
Equity investments:
Equity investments	5,370	5,370	—	—
Derivative assets:
Interest rate swaps	26,717	—	26,717	—
Total asset recurring fair value measurements	$1,601,923	$5,370	$1,596,553	$—

Derivative liabilities:
Interest rate swaps	$19,796	$—	$19,796	$—
Total liability recurring fair value measurements	$19,796	$—	$19,796	$—

Nonrecurring fair value measurements
Foreclosed assets	$121	$—	$—	$121
Collateral-dependent loans (2)	11,083	—	—	11,083
Total asset nonrecurring fair value measurements	$11,204	$—	$—	$11,204
Southside Bancshares, Inc. |37

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2025	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$176,636	$—	$176,636	$—
Corporate bonds and other	18,021	—	18,021	—
MBS: (1)
Residential	1,259,268	—	1,259,268	—
Commercial	2,294	—	2,294	—
Equity investments:
Equity investments	5,426	5,426	—	—
Derivative assets:
Interest rate swaps	24,152	—	24,152	—
Total asset recurring fair value measurements	$1,485,797	$5,426	$1,480,371	$—

Derivative liabilities:
Interest rate swaps	$24,114	$—	$24,114	$—
Total liability recurring fair value measurements	$24,114	$—	$24,114	$—

Nonrecurring fair value measurements
Foreclosed assets	$248	$—	$—	$248
Collateral-dependent loans (2)	37,200	—	—	37,200
Total asset nonrecurring fair value measurements	$37,448	$—	$—	$37,448
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
Southside Bancshares, Inc. |39

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
June 30, 2026	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$397,256	$397,256	$397,256	$—	$—
Investment securities:
HTM, at net carrying value	1,130,387	1,000,418	—	1,000,418	—
MBS:
HTM, at carrying value	81,513	75,119	—	75,119	—
FHLB stock, at cost	45,277	45,277	—	45,277	—
Equity investments	4,161	4,161	—	4,161	—
Loans, net of allowance for loan losses	4,903,972	4,835,610	—	—	4,835,610
Loans held for sale	341	341	—	341	—
Financial liabilities:
Deposits	$6,169,395	$6,167,855	$—	$6,167,855	$—
Other borrowings	419,787	417,463	—	417,463	—
FHLB borrowings	995,848	994,627	—	994,627	—
Subordinated notes, net of unamortized debt issuance costs	147,587	153,403	—	153,403	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,282	60,079	—	60,079	—

		Estimated Fair Value
December 31, 2025	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$389,786	$389,786	$389,786	$—	$—
Investment securities:
HTM, at net carrying value	1,141,570	1,003,373	—	1,003,372	—
MBS:
HTM, at carrying value	105,907	99,931	—	99,931	—
FHLB stock, at cost	14,062	14,062	—	14,062	—
Equity investments	4,148	4,148	—	4,148	—
Loans, net of allowance for loan losses	4,772,891	4,700,476	—	—	4,700,476
Loans held for sale	1,332	1,332	—	1,332	—
Financial liabilities:
Deposits	$6,865,159	$6,865,692	$—	$6,865,692	$—
Other borrowings	208,657	208,635	—	208,635	—
FHLB borrowings	211,136	210,859	—	210,859	—
Subordinated notes, net of unamortized debt issuance costs	239,678	243,304	—	243,304	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,279	57,710	—	57,710	—

Southside Bancshares, Inc. |40

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current income tax expense	$5,500	$4,804	$10,795	$9,840
Deferred income tax expense (benefit)	242	(85)	(13)	(400)
Income tax expense	$5,742	$4,719	$10,782	$9,440

The net deferred tax asset totaled $26.1 million at June 30, 2026, as compared to $27.1 million at December 31, 2025. The decrease in the net deferred tax asset is primarily the result of an increase in the estimated fair value of the effective hedging derivatives. No valuation allowance was recorded at June 30, 2026 or December 31, 2025, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at June 30, 2026 or December 31, 2025.
We recognized income tax expense of $5.7 million and $10.8 million, for an ETR of 17.6% and 17.7% for the three and six months ended June 30, 2026, respectively, compared to income tax expense of $4.7 million and $9.4 million, for an ETR of 17.8% and 17.9%, for the three and six months ended June 30, 2025, respectively. The marginally lower ETR for the three and six months ended June 30, 2026 was partially due to a decrease in state income tax expense as a percentage of pre-tax income, as well as a discrete tax benefit recorded in connection with equity award transactions as compared to the same periods in 2025. The ETR differs from the statutory rate of 21% for the three and six months ended June 30, 2026 and 2025 primarily due to the effect of tax-exempt income from municipal loans and securities, BOLI and state income tax. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022 or Texas state tax examinations by tax authorities for years before 2021.

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Balance at beginning of period	$3,562	$3,793	$3,166	$3,141
Provision for (reversal of) off-balance-sheet credit exposures	107	(19)	503	633
Balance at end of period	$3,669	$3,774	$3,669	$3,774

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	June 30, 2026	December 31, 2025

Commitments to extend credit	$1,028,556	$840,794
Standby letters of credit	29,235	19,456
Total	$1,057,791	$860,250

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
Leases. During the three months ended June 30, 2026, there were no operating lease ROU assets obtained in exchange for new operating lease liabilities. During the six months ended June 30, 2026, there were $468,000 operating lease ROU assets obtained in exchange for new operating lease liabilities. There were no operating lease ROU assets obtained in exchange for new operating lease liabilities during the three or six months ended June 30, 2025.
Securities. In the normal course of business, we buy and sell securities. At June 30, 2026, there were no unsettled trades to purchase securities and no unsettled trades to sell securities. At December 31, 2025, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at June 30, 2026 or December 31, 2025.
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
Southside Bancshares, Inc. |43

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
•credit risks of borrowers, including any increase in those risks due to changing economic conditions, including inflation, interest rates, tariffs and immigration policies;
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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses – Loans and Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2025 Form 10-K. As of June 30, 2026, there have been no significant changes to our critical accounting estimates.
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

Non-GAAP Reconciliations
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net interest income (GAAP)	$57,334	$54,266	$115,023	$108,118
Tax-equivalent adjustments:
Loans	550	565	1,088	1,146
Tax-exempt investment securities	1,407	1,868	2,735	3,640
Net interest income (FTE) (1)	$59,291	$56,699	$118,846	$112,904

Average earning assets	$8,210,609	$7,709,799	$8,121,523	$7,833,425

Net interest margin	2.80%	2.82%	2.86%	2.78%
Net interest margin (FTE) (1)	2.90%	2.95%	2.95%	2.91%

Net interest spread	2.17%	2.15%	2.22%	2.11%
Net interest spread (FTE) (1)	2.26%	2.27%	2.31%	2.23%
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
Southside Bancshares, Inc. |46

OVERVIEW
ECONOMIC CONDITIONS
Ongoing tariff negotiations and conflict in the Middle East have caused some uncertainty related to inflation levels, energy and gas prices, and their impact on interest rates and the overall economy, including the economy in the State of Texas. While it is too early to discern the likely outcome of these tariff negotiations and military conflicts, the current economic conditions and growth prospects for our markets continue to reflect a solid and overall positive outlook. Higher inflation levels, including higher energy and gas prices, and interest rate fluctuations could have a negative impact on both our consumer and commercial borrowers in the future. Overall, however, we believe that the Texas markets we serve remain healthy.
DEPOSITS
Our deposits were $6.17 billion at June 30, 2026, a decrease of $695.8 million, or 10.1%, from December 31, 2025. At June 30, 2026, we had 178,853 total deposit accounts with an average balance of $34,000. Our estimated uninsured deposits were 42.8% of total deposits as of June 30, 2026. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 24.9% of total deposits as of June 30, 2026.
Our noninterest bearing deposits represent approximately 22.8% of total deposits. During the three months ended June 30, 2026, our cost of interest bearing deposits decreased 33 basis points to 2.49% from 2.82% for the three months ended June 30, 2025. Our cost of total deposits for the second quarter of 2026 decreased 32 basis points to 1.94% from 2.26% for the three months ended June 30, 2025.
Our cost of interest bearing deposits decreased 26 basis points, from 2.83% for the six months ended June 30, 2025 to 2.57% for the six months ended June 30, 2026. Our cost of total deposits decreased 22 basis points, from 2.26% for the six months ended June 30, 2025 to 2.04% for the six months ended June 30, 2026.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. The table below shows our total lines of credit, borrowings, total amounts available for future liquidity, and swapped value as of June 30, 2026 (in thousands):

	June 30, 2026
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$2,627,618	$995,848	$1,631,770	$325,000
Federal Reserve discount window	634,271	355,000	279,271	290,000
Correspondent bank lines of credit	80,000	—	80,000	—
Total liquidity lines	$3,341,889	$1,350,848	$1,991,041	$615,000

Operating Results
Net income was $26.8 million for the three months ended June 30, 2026, compared to $21.8 million for the same period in 2025, an increase of $5.0 million, or 23.0%. The increase in net income was due to a $3.1 million increase in net interest income, a $1.9 million increase in noninterest income, a $581,000 decrease in noninterest expense and a $539,000 decrease in provision for credit losses, partially offset by a $1.0 million increase in income tax expense. Earnings per diluted common share were $0.90 for the three months ended June 30, 2026, compared to $0.72 for the same period in 2025, an increase of $0.18, or 25.0%.
During the six months ended June 30, 2026, our net income increased $6.8 million, or 15.6%, to $50.1 million from $43.3 million for the same period in 2025. The increase in net income was due to a $6.9 million increase in net interest income and a $4.2 million increase in noninterest income, partially offset by a $2.9 million increase in noninterest expense, a $1.3 million increase in income tax expense and a $113,000 increase in provision for credit losses. Earnings per diluted common share increased $0.26, or 18.3%, to $1.68 for the six months ended June 30, 2026, compared to $1.42 for the same period in 2025.
Southside Bancshares, Inc. |47

Financial Condition
Our total assets increased $249.1 million, or 2.9%, to $8.76 billion at June 30, 2026 from $8.51 billion at December 31, 2025. Our securities portfolio increased by $78.0 million, or 2.9%, to $2.78 billion at June 30, 2026, compared to $2.70 billion at December 31, 2025. The increase in the securities portfolio was due to an increase in MBS during the six months ended June 30, 2026. Our FHLB stock increased $31.2 million, or 222.0%, to $45.3 million from $14.1 million at December 31, 2025, due to the increase in our FHLB borrowings during the six months ended June 30, 2026.
Loans at June 30, 2026 were $4.95 billion, an increase of $131.6 million, or 2.7%, compared to $4.82 billion at December 31, 2025, due to increases of $51.5 million in construction loans, $42.9 million in commercial owner-occupied loans, $22.8 million in commercial loans, $15.3 million in commercial real estate loans and $10.8 million in municipal loans. These increases were partially offset by decreases of $8.3 million in 1-4 family residential loans and $3.5 million in loans to individuals. Loans held for sale decreased $1.0 million, or 74.4%, to $341,000 at June 30, 2026 from $1.3 million at December 31, 2025.
Our nonperforming assets at June 30, 2026 decreased $28.4 million, or 74.4%, to $9.8 million and represented 0.11% of total assets, compared to $38.2 million, or 0.45% of total assets, at December 31, 2025, primarily due to a decrease of $27.5 million in restructured loans. The decrease in restructured loans was due to the payoff of a $27.5 million restructured commercial real estate loan in the first quarter that was originally restructured with an extension of maturity in the first quarter of 2025 to allow for an extended lease up period. Nonaccruing loans decreased $856,000, or 8.2%, to $9.6 million, and the ratio of nonaccruing loans to total loans was 0.19% and 0.22% for June 30, 2026 and December 31, 2025, respectively. Repossessed assets were $5,000 at June 30, 2026, compared to no repossessed assets at December 31, 2025. There was $116,000 of OREO at June 30, 2026 and $248,000 at December 31, 2025.
Our deposits decreased $695.8 million, or 10.1%, to $6.17 billion at June 30, 2026, from $6.87 billion at December 31, 2025, due to decreases in brokered deposits of $667.2 million, or 99.2%, and public fund deposits of $40.1 million, or 3.5%, partially offset by an increase in retail deposits of $11.5 million, or 0.2%. The marginal increase in retail deposits of $11.5 million consists of a $36.0 million increase in interest bearing deposits, partially offset by a $24.5 million decrease in noninterest bearing deposits.
Total FHLB borrowings increased $784.7 million, or 371.7%, to $995.8 million at June 30, 2026 from $211.1 million at December 31, 2025, due to a shift from brokered deposits into FHLB borrowings.
Other borrowings increased $211.1 million, or 101.2%, to $419.8 million at June 30, 2026, from $208.7 million at December 31, 2025, due to a $245.0 million increase in FRDW borrowings, partially offset by a $33.9 million decrease in repurchase agreements.
Our subordinated notes, net of unamortized debt issuance costs, decreased $92.1 million, or 38.4%, to $147.6 million at June 30, 2026 from $239.7 million at December 31, 2025, as a result of the full redemption of $100.0 million in aggregate principal amount of 3.875% fixed-to-floating rate subordinated notes during the first quarter of 2026. Refer to “Note 7 – Long-term Debt” in our consolidated financial statements included in this report for a detailed description of the terms of the redemption of the subordinated notes.
Our total shareholders’ equity at June 30, 2026 increased 4.1%, or $34.8 million, to $882.5 million, or 10.1% of total assets, compared to $847.6 million, or 10.0% of total assets, at December 31, 2025. The increase in shareholders’ equity was the result of net income of $50.1 million, other comprehensive income of $3.6 million, stock compensation expense of $2.7 million and common stock issued under our dividend reinvestment plan of $466,000, partially offset by cash dividends paid of $21.4 million and net issuance of common stock under employee stock plans of $499,000.
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
We ended the second quarter of 2026 with approximately $279.3 million in available liquidity from the FRDW, in addition to the approximately $1.63 billion available from the credit line with FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At June 30, 2026, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 24.9%, or $1.53 billion.
From time to time, we may enter into certain interest rate swap contracts with third parties using specific variable rate, as well as short-term (generally three months or less) fixed rate borrowings designated as cash flow hedges under ASC Topic 815. At June 30, 2026, we had swap contracts covering $325 million in FHLB borrowings and $290 million in FRDW borrowings for a total of $615 million of cash flow hedges. We expect the cash flows from swap contracts to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate. At June 30, 2026, these contracts reflected a weighted average rate of 3.81% with a remaining average weighted maturity of 1.3 years. During the six months ended June 30, 2026, $245 million cash flow hedge interest rate swap contracts matured. As of June 30, 2026, a pre-tax unrealized gain of $3.8 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. At December 31, 2025, the outstanding balance of cash flow hedges was $860 million. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
We continue to evaluate the lowest cost wholesale funding sources and will utilize either FHLB advances, FRDW borrowings, brokered deposits, or any combination of the three funding sources to minimize interest expense while also utilizing cash flow hedges to mitigate the impacts of interest rate movements. Wholesale funding and securities are utilized to enhance overall profitability, to determine the appropriate leverage of our capital and to determine acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management. Wholesale funds are invested primarily in U.S. agency MBS and long-term municipal securities and to a lesser extent, corporate securities. Although the securities often carry lower yields than loans, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government and the guarantees of the municipalities, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
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
Our securities portfolio increased $78.0 million, or 2.9%, from $2.70 billion at December 31, 2025 to $2.78 billion at June 30, 2026, with increases in U.S. Agency MBS, and to a lesser extent, corporate bonds, partially offset by a decrease in municipal securities. As a result, securities totaled 31.7% of assets at June 30, 2026, compared to 31.8% at December 31, 2025. The increase in the U.S. Agency MBS was due to the purchase of $332.4 million of low premium and discounted MBS with coupons ranging from 4.50% to 5.50%. The increase in corporate bonds was due to the purchase of $6.0 million in 6.25% coupon corporate bonds. The net increase in the total securities portfolio was due to securities purchased during the six months ended June 30, 2026, which more than offset maturities, principal payments and net amortization.
Cash and cash equivalents decreased to 4.5% of total assets at June 30, 2026, compared to 4.6% at December 31, 2025.
Our FHLB borrowings increased $784.7 million, or 371.7%, to $995.8 million at June 30, 2026, from $211.1 million at December 31, 2025. As of June 30, 2026 and December 31, 2025, we had $355.0 million and $110.0 million, respectively, in borrowings from the FRDW.
As of June 30, 2026, our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 22.0% from 16.0% at December 31, 2025.
Southside Bancshares, Inc. |49

Our brokered deposits may consist of CDs and non-maturity deposits which may be raised quickly with terms tailored to our funding needs. We had no brokered CDs at June 30, 2026, compared to $19.8 million at December 31, 2025. Our brokered non-maturity deposits decreased to $5.0 million at June 30, 2026, from $652.4 million at December 31, 2025, with a weighted average cost of 373 and 359 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
At June 30, 2026, a portion of the securities portfolio was funded by non-maturity deposits, some of which are included in wholesale funding that accounts for approximately 49% of the funding source, of which approximately 45% is swapped at a fixed rate, providing protection from rising interest rates.
We have partial term fair value hedges for certain of our fixed rate callable AFS municipal securities and partial term fair value hedges of fixed rate AFS MBS using the portfolio layer method. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of June 30, 2026, $24.1 million in hedging instruments were used to hedge municipal securities with a carrying amount of $21.7 million included in our AFS securities portfolio in our consolidated balance sheets, representing approximately 12.2% of the AFS municipal portfolio. As of June 30, 2026, $334.0 million in hedging instruments were used to hedge 100.0% of our AFS MBS portfolio with a carrying value of $1.37 billion. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loans	$71,888	$67,249	$142,876	$134,839
Taxable investment securities	4,686	6,205	9,335	12,568
Tax-exempt investment securities	6,143	8,483	12,299	16,964
MBS	18,462	13,040	36,370	26,563
FHLB stock and equity investments	215	524	464	1,007
Other interest earning assets	2,526	3,061	4,832	6,909
Total interest income	103,920	98,562	206,176	198,850
Interest expense:
Deposits	30,280	37,427	66,843	74,674
FHLB borrowings	8,248	3,721	9,223	9,558
Subordinated notes	2,686	935	6,263	1,867
Trust preferred subordinated debentures	922	1,015	1,837	2,029
Repurchase agreements	629	634	1,413	1,300
Other borrowings	3,821	564	5,574	1,304
Total interest expense	46,586	44,296	91,153	90,732
Net interest income	$57,334	$54,266	$115,023	$108,118

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the last four months of 2025, the Federal Reserve reduced the target federal funds rate by 75 basis points to 3.50% to 3.75%. During the six months ended June 30, 2026, the Federal Reserve held the target federal funds rate steady. If the federal funds rate remains elevated or is not further reduced, it could negatively impact our net interest income.
Net interest income for the three months ended June 30, 2026 increased $3.1 million, or 5.7%, compared to the same period in 2025. The increase in net interest income was primarily due to an increase in the average balance of our interest earning assets and a decrease in the average rate paid on our interest bearing liabilities, partially offset by an increase in the average balance and mix of our interest bearing liabilities and a decrease in the average yield of our interest earning assets. Total interest income increased $5.4 million, or 5.4%, to $103.9 million for the three months ended June 30, 2026, compared to $98.6 million during the same period in 2025. Total interest expense increased $2.3 million, or 5.2%, to $46.6 million for the three months ended June 30, 2026, compared to $44.3 million for the same period in 2025. Our net interest margin and our net interest margin (FTE), a non-GAAP measure, both decreased to 2.80% and 2.90%, respectively, for the three months ended June 30, 2026, compared to 2.82% and 2.95%, respectively, for the same period in 2025. Our net interest spread and net interest spread (FTE), also a non-GAAP measure, was 2.17% and 2.26%, respectively, for the three months ended June 30, 2026, compared to 2.15% and 2.27%, respectively, for the same period in 2025. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Southside Bancshares, Inc. |51

Net interest income was $115.0 million for the six months ended June 30, 2026, compared to $108.1 million for the same period in 2025, an increase of $6.9 million, or 6.4%. The increase in net interest income for the six months ended June 30, 2026 was due to an increase in the average balance of our interest earning assets and a decrease in the average rate paid on our interest bearing liabilities, partially offset by a decrease in the yield on our interest earning assets and an increase the average balance and mix of our interest bearing liabilities. Total interest income increased $7.3 million, or 3.7%, to $206.2 million for the six months ended June 30, 2026, compared to $198.9 million for the same period in 2025. Total interest expense increased $421,000, or 0.5%, to $91.2 million for the six months ended June 30, 2026, compared to $90.7 million for the same period in 2025. Our net interest margin and net interest margin (FTE), a non-GAAP measure, increased to 2.86% and 2.95%, respectively, for the six months ended June 30, 2026, compared to 2.78% and 2.91%, respectively, for the same period in 2025, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, increased to 2.22% and 2.31%, respectively, compared to 2.11% and 2.23%, respectively, for the same period in 2025. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
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

	Three Months Ended June 30, 2026 Compared to 2025
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$6,438	$(1,805)	$4,633
Loans held for sale	(8)	(1)	(9)
Taxable investment securities	(1,305)	(214)	(1,519)
Tax-exempt investment securities (1)	(2,354)	(447)	(2,801)
Mortgage-backed and related securities	5,966	(544)	5,422
FHLB stock, at cost, and equity investments	190	(499)	(309)
Interest earning deposits	60	(458)	(398)
Federal funds sold	(88)	(49)	(137)
Total earning assets	8,899	(4,017)	4,882
Interest expense on:
Savings accounts	354	917	1,271
CDs	(951)	(1,861)	(2,812)
Interest bearing demand accounts	(2,774)	(2,832)	(5,606)
FHLB borrowings	4,312	215	4,527
Subordinated notes, net of unamortized debt issuance costs	756	995	1,751
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(93)	(93)
Repurchase agreements	38	(43)	(5)
Other borrowings	3,730	(473)	3,257
Total interest bearing liabilities	5,465	(3,175)	2,290
Net change	$3,434	$(842)	$2,592
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income for the three months ended June 30, 2026, was attributable to a $500.8 million, or 6.5%, increase in the average balance of our interest earning assets when compared to the same period in 2025, partially offset by a decrease in the average yield on interest earning assets to 5.17% when compared to 5.25% for the same period in 2025. The increase in total interest expense for the three months ended June 30, 2026, was primarily attributable to an increase in the average balance of our interest bearing liabilities of $449.3 million, or 7.5%, compared to the same period in 2025, partially offset by the decrease in the average rate paid on our interest bearing liabilities to 2.91% for the three months ended June 30, 2026 from 2.98% for the same period in 2025.
Southside Bancshares, Inc. |52

The following table presents average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended June 30, 2026 and 2025. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)
ASSETS
Loans (1)	$4,957,830	$72,431	5.86%	$4,519,668	$67,798	6.02%
Loans held for sale	537	7	5.23%	1,108	16	5.79%
Securities:
Taxable investment securities (2)	576,120	4,686	3.26%	735,669	6,205	3.38%
Tax-exempt investment securities (2)	863,606	7,550	3.51%	1,130,903	10,351	3.67%
Mortgage-backed and related securities (2)	1,480,922	18,462	5.00%	1,003,887	13,040	5.21%
Total securities	2,920,648	30,698	4.22%	2,870,459	29,596	4.14%
FHLB stock, at cost, and equity investments	47,353	215	1.82%	31,169	524	6.74%
Interest earning deposits	265,411	2,355	3.56%	259,617	2,753	4.25%
Federal funds sold	18,830	171	3.64%	27,778	308	4.45%
Total earning assets	8,210,609	105,877	5.17%	7,709,799	100,995	5.25%
Cash and due from banks	78,543			84,419
Accrued interest and other assets	512,723			452,573
Less: Allowance for loan losses	(46,315)			(44,747)
Total assets	$8,755,560			$8,202,044
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$722,198	2,722	1.51%	$596,125	1,451	0.98%
CDs	1,313,089	12,093	3.69%	1,407,017	14,905	4.25%
Interest bearing demand accounts	2,841,740	15,465	2.18%	3,311,330	21,071	2.55%
Total interest bearing deposits	4,877,027	30,280	2.49%	5,314,472	37,427	2.82%
FHLB borrowings	828,187	8,248	3.99%	394,119	3,721	3.79%
Subordinated notes, net of unamortized debt issuance costs	147,564	2,686	7.30%	92,097	935	4.07%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,281	922	6.13%	60,276	1,015	6.75%
Repurchase agreements	76,829	629	3.28%	72,295	634	3.52%
Other borrowings	420,660	3,821	3.64%	28,022	564	8.07%
Total interest bearing liabilities	6,410,548	46,586	2.91%	5,961,281	44,296	2.98%
Noninterest bearing deposits	1,386,072			1,339,463
Accrued expenses and other liabilities	85,765			85,827
Total liabilities	7,882,385			7,386,571
Shareholders’ equity	873,175			815,473
Total liabilities and shareholders’ equity	$8,755,560			$8,202,044
Net interest income (FTE)		$59,291			$56,699
Net interest margin (FTE)			2.90%			2.95%
Net interest spread (FTE)			2.26%			2.27%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities do not include unrealized gains and losses on AFS securities.
(3)Yield/rate includes the impact of applicable derivatives.

Note: As of June 30, 2026 and 2025, loans totaling $9.6 million and $5.0 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

	Six Months Ended June 30, 2026 Compared to 2025
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$10,170	$(2,182)	$7,988
Loans held for sale	(7)	(2)	(9)
Taxable investment securities	(2,690)	(543)	(3,233)
Tax-exempt investment securities (1)	(4,700)	(870)	(5,570)
Mortgage-backed and related securities	10,754	(947)	9,807
FHLB stock, at cost, and equity investments	(66)	(477)	(543)
Interest earning deposits	(545)	(988)	(1,533)
Federal funds sold	(422)	(122)	(544)
Total earning assets	12,494	(6,131)	6,363
Interest expense on:
Savings accounts	591	1,621	2,212
CDs	(1,067)	(3,749)	(4,816)
Interest bearing demand accounts	(1,786)	(3,441)	(5,227)
FHLB borrowings	(301)	(34)	(335)
Subordinated notes, net of unamortized debt issuance costs	2,279	2,117	4,396
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(192)	(192)
Repurchase agreements	185	(72)	113
Other borrowings	5,420	(1,150)	4,270
Total interest bearing liabilities	5,321	(4,900)	421
Net change	$7,173	$(1,231)	$5,942
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was attributable to a $288.1 million, or 3.7%, increase in the average balance of our interest earning assets when compared to the same period in 2025, partially offset by the decrease in the average yield on earning assets to 5.21% for the six months ended June 30, 2026 from 5.24% for the same period in 2025. The increase in total interest expense for the six months ended June 30, 2026 was attributable to an increase in the average balance of our interest bearing liabilities of $260.6 million, or 4.3%, when compared to the same period in 2025, partially offset by a decrease in rate paid on interest bearing liabilities to 2.90% for the six months ended June 30, 2026, from 3.01% for the same period in 2025.

Southside Bancshares, Inc. |54

The following table presents average earning assets and interest bearing liabilities together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the six months ended June 30, 2026 and 2025. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Six Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)
ASSETS
Loans (1)	$4,919,064	$143,946	5.90%	$4,572,492	$135,958	6.00%
Loans held for sale	664	18	5.47%	931	27	5.85%
Securities:
Taxable investment securities (2)	577,293	9,335	3.26%	742,375	12,568	3.41%
Tax-exempt investment securities (2)	864,438	15,034	3.51%	1,132,736	20,604	3.67%
Mortgage-backed and related securities (2)	1,449,879	36,370	5.06%	1,022,360	26,563	5.24%
Total securities	2,891,610	60,739	4.24%	2,897,471	59,735	4.16%
FHLB stock, at cost, and equity investments	34,594	464	2.70%	37,194	1,007	5.46%
Interest earning deposits	262,154	4,590	3.53%	289,586	6,123	4.26%
Federal funds sold	13,437	242	3.63%	35,751	786	4.43%
Total earning assets	8,121,523	209,999	5.21%	7,833,425	203,636	5.24%
Cash and due from banks	80,482			87,046
Accrued interest and other assets	516,908			455,245
Less: Allowance for loan losses	(45,905)			(44,925)
Total assets	$8,673,008			$8,330,791
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$702,841	5,092	1.46%	$595,045	2,880	0.98%
CDs	1,320,658	24,495	3.74%	1,372,110	29,311	4.31%
Interest bearing demand accounts	3,213,238	37,256	2.34%	3,358,573	42,483	2.55%
Total interest bearing deposits	5,236,737	66,843	2.57%	5,325,728	74,674	2.83%
FHLB borrowings	487,988	9,223	3.81%	503,898	9,558	3.83%
Subordinated notes, net of unamortized debt issuance costs	171,481	6,263	7.37%	92,079	1,867	4.09%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,280	1,837	6.15%	60,275	2,029	6.79%
Repurchase agreements	84,682	1,413	3.36%	73,785	1,300	3.55%
Other borrowings	305,691	5,574	3.68%	30,528	1,304	8.61%
Total interest bearing liabilities	6,346,859	91,153	2.90%	6,086,293	90,732	3.01%
Noninterest bearing deposits	1,375,011			1,337,210
Accrued expenses and other liabilities	84,325			87,131
Total liabilities	7,806,195			7,510,634
Shareholders’ equity	866,813			820,157
Total liabilities and shareholders’ equity	$8,673,008			$8,330,791
Net interest income (FTE)		$118,846			$112,904
Net interest margin (FTE)			2.95%			2.91%
Net interest spread (FTE)			2.31%			2.23%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities do not include unrealized gains and losses on AFS securities.
(3)Yield/rate includes the impact of applicable derivatives.

Note: As of June 30, 2026 and 2025, loans totaling $9.6 million and $5.0 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.
Southside Bancshares, Inc. |55

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee-generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended June 30,		2026
			Change From
	2026	2025	2025
Deposit services	$6,389	$6,125	$264	4.3%
Gain (loss) on sale of loans	56	99	(43)	(43.4)%
Trust fees	2,404	1,879	525	27.9%
BOLI	1,475	833	642	77.1%
Brokerage services	1,403	1,219	184	15.1%
Other noninterest income	2,277	1,990	287	14.4%
Total noninterest income (loss)	$14,004	$12,145	$1,859	15.3%

	Six Months Ended June 30,		2026
			Change From
	2026	2025	2025
Deposit services	$12,320	$11,954	$366	3.1%
Net gain (loss) on sale of securities AFS	—	(554)	554	100.0%
Gain (loss) on sale of loans	174	154	20	13.0%
Trust fees	4,606	3,644	962	26.4%
BOLI	2,461	1,632	829	50.8%
Brokerage services	2,766	2,339	427	18.3%
Other noninterest income	4,273	3,199	1,074	33.6%
Total noninterest income	$26,600	$22,368	$4,232	18.9%
The 15.3% increase in noninterest income for the three months ended June 30, 2026, when compared to the same period in 2025, was due to increases in BOLI income, trust fees, other noninterest income, deposit services and brokerage services income. The 18.9% increase in noninterest income for the six months ended June 30, 2026, when compared to the same period in 2025, was due to increases in all noninterest income categories, however, the primary increases occurred in other noninterest income, trust fees, BOLI and a decrease in net loss on sale of AFS securities.
During the six months ended June 30, 2025, we sold MBS that resulted in a net loss on sale of AFS securities of $554,000.
Gain on sale of loans decreased for the three months ended June 30, 2026, when compared to the same period in 2025, due to a decrease in the volume of loans sold. During the six months ended June 30, 2026, gain on sale of loans increased when compared to the same period in 2025, due to an increase in the return on loans sold.
Trust fees increased for the three and six months ended June 30, 2026, when compared to the same periods in 2025, due to an increase in accounts under management, and to a lesser extent, fee repricing.
The increase in BOLI income for the three and six months ended June 30, 2026, when compared to the same periods in 2025, was due to death benefits of $47,000 and $543,000 realized in the first and second quarter of 2026, respectively, for former covered officers, and to a lesser extent, the purchase of a new policy for $5.5 million late in the fourth quarter of 2025.
Brokerage services income increased for the three and six months ended June 30, 2026, when compared to the same periods in 2025, due to an increase in assets under management.
Other noninterest income increased for the three and six months ended June 30, 2026, when compared to the same periods in 2025, primarily due to increases in swap fee income, mortgage servicing fee income and letter of credit fee income.
Southside Bancshares, Inc. |56

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended June 30,		2026
			Change From
	2026	2025	2025
Salaries and employee benefits	$22,973	$22,272	$701	3.1%
Net occupancy	3,707	3,621	86	2.4%
Advertising, travel & entertainment	876	950	(74)	(7.8)%
ATM expense	325	405	(80)	(19.8)%
Professional fees	1,662	1,401	261	18.6%
Software and data processing	3,151	3,027	124	4.1%
Communications	281	342	(61)	(17.8)%
FDIC insurance	955	955	—	—
Amortization of intangibles	121	198	(77)	(38.9)%
Other noninterest expense	4,625	6,086	(1,461)	(24.0)%
Total noninterest expense	$38,676	$39,257	$(581)	(1.5)%

	Six Months Ended June 30,		2026
			Change From
	2026	2025	2025
Salaries and employee benefits	$47,305	$44,654	$2,651	5.9%
Net occupancy	7,166	7,025	141	2.0%
Advertising, travel & entertainment	1,919	1,874	45	2.4%
ATM expense	755	783	(28)	(3.6)%
Professional fees	3,147	2,921	226	7.7%
Software and data processing	6,248	5,866	382	6.5%
Communications	568	725	(157)	(21.7)%
FDIC insurance	1,892	1,902	(10)	(0.5)%
Amortization of intangibles	253	421	(168)	(39.9)%
Loss on redemption of subordinated notes	791	—	791	100.0%
Other noninterest expense	9,208	10,175	(967)	(9.5)%
Total noninterest expense	$79,252	$76,346	$2,906	3.8%
The decrease in noninterest expense for the three months ended June 30, 2026, when compared to the same period in 2025, was primarily due to a decrease in other noninterest expense, partially offset by increases in salaries and employee benefits and professional fees. The increase in noninterest expense for the six months ended June 30, 2026, when compared to the same period in 2025, was primarily due to increases in salaries and employee benefits expense and loss on redemption of subordinated notes, partially offset by a decrease in other noninterest expense.
Salaries and employee benefits expense increased during the three and six months ended June 30, 2026, compared to the same periods in 2025, due to increases in direct salary expense, retirement expense and health insurance expense.
For the three and six months ended June 30, 2026, direct salary expense increased $652,000, or 3.4%, and $2.1 million, or 5.4%, respectively, when compared to the same periods in 2025, primarily due to normal salary increases effective in the first quarter of 2026 and an increase in stock compensation expense.
Retirement expense, included in salaries and employee benefits, increased $21,000, or 2.3%, and $460,000, or 26.3%, for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025. This increase during the six months ended June 30, 2026, was primarily due to an increase in our split dollar expense related to the execution of a new split dollar agreement with an executive officer.
Health and life insurance expense, included in salaries and employee benefits, increased $29,000, or 1.4%, and $99,000, or 2.4%, for the three and six months ended June 30, 2026, respectively, when compared to the same periods in 2025, primarily
Southside Bancshares, Inc. |57

due to premiums for a new short-term disability policy. We have a self-insured health plan which is supplemented with a stop loss policy.
ATM expense decreased for the three months ended June 30, 2026, when compared to the same period in 2025, primarily due to decreases in armored car expense and ATM repairs.
Professional fees increased for the three months ended June 30, 2026, when compared to the same period in 2025, due to increases in consulting and managed services fees.
Communications expense decreased for the three and six months ended June 30, 2026, when compared to the same periods in 2025, resulting from improved network management efficiency.
Amortization of intangibles decreased for the three and six months ended June 30, 2026, when compared to the same periods in 2025, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Loss on redemption of subordinated notes consisted of the remaining unamortized discount of $601,000 and debt issuance costs of $190,000 associated with the notes at the time of redemption on February 15, 2026.
Other noninterest expense decreased for the three and six months ended June 30, 2026, when compared to the same periods in 2025, primarily due to a one-time charge of $1.2 million on the demolition of an old branch facility following completion of the new branch during the second quarter of 2025. Additional decreases included a decrease in the loss on other real estate owned. The decrease for the six months ended June 30, 2026, was partially offset by increases in stationary, printing and supplies expense, online banking expense and computer supplies expense.

Income Taxes
Pre-tax income for the three and six months ended June 30, 2026 was $32.6 million and $60.9 million, respectively, an increase of 22.8% and 15.4%, compared to $26.5 million and $52.8 million for the three and six months ended June 30, 2025. We recorded income tax expense of $5.7 million and $10.8 million for the three and six months ended June 30, 2026, respectively, compared to income tax expense of $4.7 million and $9.4 million for the same periods in 2025. The ETR as a percentage of pre-tax income was 17.6% and 17.7% for the three and six months ended June 30, 2026, respectively, compared to an ETR as a percentage of pre-tax income of 17.8% and 17.9% the three and six months ended June 30, 2025, respectively. The marginally lower ETR for the three and six months ended June 30, 2026 was partially due to a decrease in state income tax expense as a percentage of pre-tax income as well as a discrete tax benefit recorded in connection with equity award transactions as compared to the same periods in 2025.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, BOLI and state income tax. The net deferred tax asset totaled $26.1 million at June 30, 2026, compared to $27.1 million at December 31, 2025. The decrease in the net deferred tax asset is primarily the result of an increase in the estimated fair value of the effective hedging derivatives.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at June 30, 2026 or December 31, 2025, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
Southside Bancshares, Inc. |58

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I – Item 1. Business – Market Area” in the 2025 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2025.  There were no substantial changes in these concentrations during the six months ended June 30, 2026.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which were made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2025	June 30, 2025
	June 30, 2026	December 31, 2025	June 30, 2025	Change (%)	Change (%)
Real estate loans:
Construction	$600,080	$548,570	$470,380	9.4%	27.6%
1-4 family residential	716,099	724,354	736,108	(1.1)%	(2.7)%
Commercial owner-occupied	362,390	319,536	330,163	13.4%	9.8%
Commercial real estate	2,408,573	2,393,280	2,275,909	0.6%	5.8%
Commercial loans	467,506	444,720	380,612	5.1%	22.8%
Municipal loans	357,568	346,720	363,746	3.1%	(1.7)%
Loans to individuals	37,351	40,811	45,015	(8.5)%	(17.0)%
Total loans	$4,949,567	$4,817,991	$4,601,933	2.7%	7.6%
Our total loan portfolio increased $131.6 million, or 2.7%, compared to December 31, 2025, and increased $347.6 million, or 7.6%, compared to June 30, 2025. Increases when compared to December 31, 2025 include construction, commercial owner-occupied, commercial real estate, commercial loans, and municipal loans, partially offset by decreases in 1-4 family residential and loans to individuals. Compared to June 30, 2025, there were increases in construction, commercial owner-occupied, commercial real estate, and commercial loans, partially offset by decreases in 1-4 family residential, municipal loans, and loans to individuals.
At June 30, 2026, our real estate loans represented 82.6% of our loan portfolio and were comprised of commercial real estate loans of 58.9%, 1-4 family residential loans of 17.5%, construction loans of 14.7% and commercial owner-occupied of 8.9%. Commercial real estate loans and commercial owner-occupied primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve.
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
Southside Bancshares, Inc. |59

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2025	June 30, 2025
	June 30, 2026	December 31, 2025	June 30, 2025	Change (%)	Change (%)
Nonaccrual loans	$9,630	$10,486	$4,998	(8.2)%	92.7%
Accruing loans past due more than 90 days	—	—	—	—	—
Restructured loans	47	27,509	27,512	(99.8)%	(99.8)%
OREO	116	248	380	(53.2)%	(69.5)%
Repossessed assets	5	—	19	100.0%	(73.7)%
Total nonperforming assets	$9,798	$38,243	$32,909	(74.4)%	(70.2)%

Total loans	$4,949,567	$4,817,991	$4,601,933
Allowance for loan losses at end of period	45,595	45,100	44,421

Ratio of nonaccruing loans to:
Total loans	0.19%	0.22%	0.11%
Ratio of nonperforming assets to:
Total assets	0.11%	0.45%	0.39%
Total loans	0.20%	0.79%	0.72%
Total loans and OREO	0.20%	0.79%	0.72%
Ratio of allowance for loan losses to:
Nonaccruing loans	473.47%	430.10%	888.78%
Nonperforming assets	465.35%	117.93%	134.98%
Total loans	0.92%	0.94%	0.97%
Net charge-offs to average loans outstanding	0.02%	0.06%	0.05%
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of the economic forecast in our CECL model as of June 30, 2026.
When determining the appropriate allowance for credit losses on our loan portfolio, our commercial construction, commercial owner-occupied and commercial real estate loans, commercial loans and municipal loans utilize the probability of default/loss given default discounted cash flow approach. Reserves on these loans are based upon risk factors including the loan type and
Southside Bancshares, Inc. |60

structure, collateral type, leverage ratio, refinancing risk and origination quality, among others. Our consumer construction real estate loans, 1-4 family residential loans and our loans to individuals use a loss rate based upon risk factors including loan types, origination year and credit scores.
Loans evaluated collectively in a pool are monitored to ensure they continue to exhibit similar risk characteristics with other loans in the pool. If a loan does not share similar risk characteristics with other loans, expected credit losses for that loan are evaluated individually.
As of June 30, 2026, our review of the loan portfolio indicated that an allowance for loan losses of $45.6 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, may require future adjustments to the allowance for loan losses.
During the six months ended June 30, 2026, the allowance for loan losses increased $495,000, or 1.1%, to $45.6 million, or 0.92% of total loans, when compared to $45.1 million, or 0.94% of total loans, at December 31, 2025.
For the three and six months ended June 30, 2026, loan charge-offs were $858,000 and $1.5 million, respectively, and recoveries were $514,000 and $1.0 million, respectively. For the three and six months ended June 30, 2025, loan charge-offs were $1.2 million and $1.8 million, respectively, and recoveries were $342,000 and $652,000, respectively. For the three months ended June 30, 2026, we recorded a reversal of provision for credit losses for loans of $24,000. For the six months ended June 30, 2026 we recorded a provision for credit losses for loans of $990,000. For the three and six months ended June 30, 2025, we recorded a provision for credit losses for loans of $650,000 and $692,000, respectively.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Balance at beginning of period	$3,562	$3,793	$3,166	$3,141
Provision for (reversal of) off-balance-sheet credit exposures	107	(19)	503	633
Balance at end of period	$3,669	$3,774	$3,669	$3,774
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

Southside Bancshares, Inc. |61

Capital Resources and Liquidity
Our total shareholders’ equity at June 30, 2026 increased 4.1%, or $34.8 million, to $882.5 million, or 10.1% of total assets, compared to $847.6 million, or 10.0% of total assets, at December 31, 2025. The increase in shareholders’ equity was the result of net income of $50.1 million, other comprehensive income of $3.6 million, stock compensation expense of $2.7 million and common stock issued under our dividend reinvestment plan of $466,000, partially offset by cash dividends paid of $21.4 million and net issuance of common stock under employee stock plans of $499,000.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at June 30, 2026 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at June 30, 2026.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans, off-balance sheet exposures and HTM securities. Tier 2 capital for the Company also includes $147.6 million of qualified subordinated debt as of June 30, 2026. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.

Management believes that, as of June 30, 2026, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either the Company or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors including the discretion of the Board.
Southside Bancshares, Inc. |62

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$775,821	12.90%	$270,657	4.50%	N/A	N/A
Bank Only	$979,280	16.28%	$270,620	4.50%	$390,896	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$834,292	13.87%	$360,876	6.00%	N/A	N/A
Bank Only	$979,280	16.28%	$360,827	6.00%	$481,103	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$1,031,159	17.14%	$481,169	8.00%	N/A	N/A
Bank Only	$1,028,560	17.10%	$481,103	8.00%	$601,378	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$834,292	9.74%	$342,739	4.00%	N/A	N/A
Bank Only	$979,280	11.43%	$342,638	4.00%	$428,298	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$744,172	12.87%	$260,186	4.50%	N/A	N/A
Bank Only	$962,990	16.66%	$260,102	4.50%	$375,703	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$802,640	13.88%	$346,915	6.00%	N/A	N/A
Bank Only	$962,990	16.66%	$346,803	6.00%	$462,403	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$1,072,160	18.54%	$462,553	8.00%	N/A	N/A
Bank Only	$1,011,270	17.50%	$462,403	8.00%	$578,004	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$802,640	9.72%	$330,251	4.00%	N/A	N/A
Bank Only	$962,990	11.67%	$329,998	4.00%	$412,498	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of June 30, 2026, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2025 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |63

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended June 30,
	2026	2025
Return on average assets	1.23%	1.07%
Return on average shareholders’ equity	12.33%	10.73%
Dividend payout ratio – Basic	40.00%	50.00%
Dividend payout ratio – Diluted	40.00%	50.00%
Average shareholders’ equity to average total assets	9.97%	9.94%

	Six Months Ended June 30,
	2026	2025
Return on average assets	1.16%	1.05%
Return on average shareholders’ equity	11.65%	10.65%
Dividend payout ratio – Basic	42.86%	50.35%
Dividend payout ratio – Diluted	42.86%	50.70%
Average shareholders’ equity to average total assets	9.99%	9.84%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At June 30, 2026, these investments were 7.3% of total assets, as compared with 8.1% and 8.7% for December 31, 2025 and June 30, 2025, respectively. The decrease to 7.3% at June 30, 2026 as compared to December 31, 2025 and June 30, 2025, is largely driven by an increase in total assets and a decrease in the short-term investment portfolio and cash and due from banks. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at June 30, 2026 or December 31, 2025.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At June 30, 2026, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $279.3 million. At June 30, 2026 and December 31, 2025, we had $355.0 million and $110.0 million, respectively, in borrowings from the FRDW. At June 30, 2026, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and/or securities, was approximately $1.63 billion, net of FHLB stock purchases required. The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at June 30, 2026, the line had one outstanding letter of credit for $155,000. The Bank currently has four outstanding letters of credit from FHLB held as collateral for loans totaling $19.3 million.
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

	Anticipated impact over the next 12 months
	June 30,
Rate projections:	2026	2025
Increase:
100 basis points	2.22%	2.69%
200 basis points	4.52%	5.34%

Decrease:
50 basis points	(1.54)%	(0.65)%
100 basis points	(2.79)%	(1.06)%
200 basis points	(6.11)%	(1.51)%
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
Southside Bancshares, Inc. |65

Ongoing tariff negotiations and conflict in the Middle East have caused some uncertainty related to inflation levels, energy and gas prices, and their impact on interest rates and the overall economy, including the economy in the state of Texas. While it is too early to discern the likely outcome of these tariff negotiations and military conflicts, the current economic conditions and growth prospects for our markets continue to reflect a solid and overall positive outlook. Higher inflation levels, including higher energy and gas prices, and interest rate fluctuations could have a negative impact on both our consumer and commercial borrowers in the future.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information with respect to purchases of our common stock made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
April 1, 2026 - April 30, 2026	—	$—	—	762,135
May 1, 2026 - May 31, 2026	—	—	—	762,135
June 1, 2026 - June 30, 2026	—	—	—	762,135
Total	—	$—	—

We have not repurchased any common stock pursuant to the Plan subsequent to June 30, 2026.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026.
Southside Bancshares, Inc. |67

ITEM 6.    EXHIBITS

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Exhibit	Form	Filing Date	File No.

(3)	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/14/2018	0-12247

3.2	First Amendment to Restated Certificate of Formation of Southside Bancshares, Inc.		3.1	8-K	05/20/2026	001-42396

3.3	Amended and Restated Bylaws of Southside Bancshares, Inc., as amended		3.2	10-Q	04/30/2025	001-42396

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

(32)	Section 1350 Certification
†32	Certification of Chief Executive and Chief Financial Officer	X

(101)	Interactive Date File
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

SOUTHSIDE BANCSHARES, INC.

DATE:	July 24, 2026	BY:	/s/ Keith Donahoe
Keith Donahoe
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	July 24, 2026	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial Officer)

Southside Bancshares, Inc. |69