Form 10-Q
period 2026-09-30
SOUTHSIDE BANCSHARES INC
filed 2026-10-29
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $1.25, outstanding as of October 26, 2026 was 29,781,334 shares.

SOUTHSIDE BANCSHARES, INC.
Glossary of Acronyms, Abbreviations and Terms

The acronyms, abbreviations and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Entities:
Southside Bancshares, Inc.	Bank holding company for Southside Bank
Southside Bank	Texas state bank and wholly owned subsidiary of Southside Bancshares, Inc.
Company	Combined entities of Southside Bancshares, Inc. and its subsidiaries, including Southside Bank
Bank	Southside Bank
Southside	Southside Bancshares, Inc.

Other Acronyms, Abbreviations and Terms:
2025 Form 10-K	Southside Bancshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026
401(k) Plan	401(k) Defined Contribution Plan
Acquired Retirement Plan	OmniAmerican Bank Defined Benefit Pension Plan
AFS	Available for sale
AI	Artificial intelligence
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
ATM	Automated teller machines
Basel Committee	Basel Committee on Banking Supervision
Board	Board of directors
BOLI	Bank owned life insurance
CDs	Certificates of deposit
CECL	ASC 326, Financial Instruments- Credit Losses, also known as Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized mortgage obligations
CRE	Commercial real estate
ESOP	Employee Stock Ownership Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRBNY	Federal Reserve Bank of New York
FRDW	Federal Reserve Discount Window
FTE	Fully-taxable equivalents measurements (non-GAAP)
GAAP	U.S. generally accepted accounting principles
GSEs	U.S. government-sponsored enterprises
Guidelines	Interagency Guidelines Prescribing Standards for Safety and Soundness adopted by federal banking agencies
Southside Bancshares, Inc. |1

HTM	Held to maturity
ITM	Interactive teller machines
MBS	Mortgage-backed securities
MVPE	Market value of portfolio equity
OREO	Other real estate owned
Plan	Stock Repurchase Plan
Repurchase agreements	Securities sold under agreements to repurchase
Restoration Plan	Nonfunded supplemental retirement plan
Retirement Plan	Defined benefit pension plan
ROU	Right-of-use
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York
U.S.	United States

Southside Bancshares, Inc. |2

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	September 30, 2026	December 31, 2025

ASSETS
Cash and due from banks	$69,245	$81,080
Interest earning deposits	316,002	302,906
Federal funds sold	51,138	5,800
Total cash and cash equivalents	436,385	389,786
Securities:
Securities AFS, at estimated fair value (amortized cost of $1,716,763 and $1,456,986, respectively)	1,623,499	1,456,219
Securities HTM (estimated fair value of $961,398 and $1,103,304, respectively)	1,207,495	1,247,477
FHLB stock, at cost	43,659	14,062
Equity investments	9,337	9,574
Loans held for sale	969	1,332
Loans:
Loans	4,958,689	4,817,991
Less: Allowance for loan losses	(46,858)	(45,100)
Net loans	4,911,831	4,772,891
Premises and equipment, net	156,377	152,293
Operating lease ROU assets	11,852	12,398
Goodwill	201,116	201,116
Other intangible assets, net	650	1,012
Interest receivable	37,424	41,809
Deferred tax asset, net	42,048	27,059
BOLI	147,206	145,125
Other assets	35,210	42,437
Total assets	$8,865,058	$8,514,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,403,933	$1,433,129
Interest bearing	4,609,854	5,432,030
Total deposits	6,013,787	6,865,159
Other borrowings	894,605	208,657
FHLB borrowings	800,750	211,136
Subordinated notes, net of unamortized debt issuance costs	147,635	239,678
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,283	60,279
Operating lease liabilities	13,786	14,335
Other liabilities	91,328	67,731
Total liabilities	8,022,174	7,666,975

Off-balance-sheet arrangements, commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock: (no par value, 8,000,000 shares authorized, none issued or outstanding)	—	—
Common stock: ($1.25 par value, 80,000,000 shares authorized, 38,131,170 shares issued at September 30, 2026 and 38,110,078 shares issued at December 31, 2025)	47,664	47,638
Paid-in capital	798,553	795,759
Retained earnings	397,610	352,193
Treasury stock: (shares at cost, 8,314,016 at September 30, 2026 and 8,387,077 at December 31, 2025)	(251,096)	(252,358)
AOCI	(149,847)	(95,617)
Total shareholders’ equity	842,884	847,615
Total liabilities and shareholders’ equity	$8,865,058	$8,514,590
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |3

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Loans	$72,926	$69,699	$215,802	$204,538
Taxable investment securities	4,906	5,578	14,241	18,146
Tax-exempt investment securities	6,140	8,245	18,439	25,209
MBS	19,698	14,174	56,068	40,737
FHLB stock and equity investments	525	374	989	1,381
Other interest earning assets	2,675	3,826	7,507	10,735
Total interest and dividend income	106,870	101,896	313,046	300,746
Interest expense:
Deposits	29,150	38,758	95,993	113,432
FHLB borrowings	9,025	2,847	18,248	12,405
Subordinated notes	2,694	2,319	8,957	4,186
Trust preferred subordinated debentures	941	1,025	2,778	3,054
Other borrowings	4,764	1,229	11,751	3,833
Total interest expense	46,574	46,178	137,727	136,910
Net interest income	60,296	55,718	175,319	163,836
Provision for (reversal of) credit losses	747	1,092	2,240	2,472
Net interest income after provision for credit losses	59,549	54,626	173,079	161,364
Noninterest income:
Deposit services	6,607	6,069	18,927	18,023
Net gain (loss) on sale of securities AFS	—	(24,395)	—	(24,949)
Gain (loss) on sale of loans	96	164	270	318
Trust fees	2,663	2,081	7,269	5,725
BOLI	944	871	3,405	2,503
Brokerage services	1,540	1,172	4,306	3,511
Other	1,883	2,048	6,156	5,247
Total noninterest income	13,733	(11,990)	40,333	10,378
Noninterest expense:
Salaries and employee benefits	23,742	22,803	71,047	67,457
Net occupancy	3,556	3,761	10,722	10,786
Advertising, travel & entertainment	1,194	907	3,113	2,781
ATM expense	332	444	1,087	1,227
Professional fees	1,345	1,451	4,492	4,372
Software and data processing	3,317	2,770	9,565	8,636
Communications	292	321	860	1,046
FDIC insurance	993	920	2,885	2,822
Amortization of intangibles	109	172	362	593
Loss on redemption of subordinated notes	—	—	791	—
Other	4,142	3,985	13,350	14,160
Total noninterest expense	39,022	37,534	118,274	113,880
Income before income tax expense	34,260	5,102	95,138	57,862
Income tax expense	6,284	189	17,066	9,629
Net income	$27,976	$4,913	$78,072	$48,233

Earnings per common share – basic	$0.94	$0.16	$2.62	$1.59
Earnings per common share – diluted	$0.93	$0.16	$2.61	$1.59
Cash dividends paid per common share	$0.37	$0.36	$1.09	$1.08
The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |4

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$27,976	$4,913	$78,072	$48,233
Other comprehensive income (loss):
Securities AFS and transferred securities:
Change in unrealized holding gain (loss) on AFS securities during the period	(78,909)	16,327	(85,289)	(2,504)
Reclassification adjustment for amortization related to AFS and HTM debt securities	2,032	2,079	6,374	6,112
Reclassification adjustment for net (gain) loss on sale of AFS securities, included in net income	—	24,395	—	24,949
Derivatives:
Change in net unrealized gain (loss) on effective cash flow hedge interest rate swap derivatives	3,105	828	8,812	(2,715)
Reclassification adjustment of net (gain) loss related to derivatives designated as cash flow hedges	(34)	(1,988)	(545)	(6,427)
Retirement plans:
Amortization of net actuarial loss, included in net periodic benefit cost	668	614	2,003	1,844
Other comprehensive income (loss), before tax	(73,138)	42,255	(68,645)	21,259
Income tax (expense) benefit related to items of other comprehensive income (loss)	15,358	(8,874)	14,415	(4,465)
Other comprehensive income (loss), net of tax	(57,780)	33,381	(54,230)	16,794
Comprehensive income (loss)	$(29,804)	$38,294	$23,842	$65,027

The accompanying notes are an integral part of these consolidated financial statements.
Southside Bancshares, Inc. |5

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2025	$47,638	$795,759	$352,193	$(252,358)	$(95,617)	$847,615
Net income	—	—	23,259	—	—	23,259
Other comprehensive income (loss)	—	—	—	—	(7,005)	(7,005)
Issuance of common stock for dividend reinvestment plan (7,461 shares)	9	224	—	—	—	233
Stock compensation expense	—	1,637	—	—	—	1,637
Net issuance of common stock under employee stock plans (21,249 shares)	—	(560)	20	368	—	(172)
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,705)	—	—	(10,705)
Balance at March 31, 2026	47,647	797,060	364,767	(251,990)	(102,622)	854,862
Net income	—	—	26,837	—	—	26,837
Other comprehensive income (loss)	—	—	—	—	10,555	10,555
Issuance of common stock for dividend reinvestment plan (7,168 shares)	9	224	—	—	—	233
Stock compensation expense	—	1,021	—	—	—	1,021
Net issuance of common stock under employee stock plans (44,163 shares)	—	(963)	(126)	762	—	(327)
Cash dividends paid on common stock ($0.36 per share)	—	—	(10,717)	—	—	(10,717)
Balance at June 30, 2026	47,656	797,342	380,761	(251,228)	(92,067)	882,464
Net income	—	—	27,976	—	—	27,976
Other comprehensive income (loss)	—	—	—	—	(57,780)	(57,780)
Issuance of common stock for dividend reinvestment plan (6,463 shares)	8	202	—	—	—	210
Stock compensation expense	—	952	—	—	—	952
Net issuance of common stock under employee stock plans (7,649 shares)	—	57	(97)	132	—	92
Cash dividends paid on common stock ($0.37 per share)	—	—	(11,030)	—	—	(11,030)
Balance at September 30, 2026	$47,664	$798,553	$397,610	$(251,096)	$(149,847)	$842,884
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
Southside Bancshares, Inc. |7

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$78,072	$48,233
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and net amortization	7,911	8,005
Securities premium amortization (discount accretion), net	8,048	5,708
Loan (discount accretion) premium amortization, net	508	660
Provision for (reversal of) credit losses	2,240	2,472
Stock compensation expense	3,610	2,390
Deferred tax expense (benefit)	(574)	(546)
Net (gain) loss on sale of AFS securities	—	24,949
Net (gain) loss on premises and equipment	(270)	1,655
Gross proceeds from sales of loans held for sale	10,015	13,050
Gross originations of loans held for sale	(9,652)	(11,601)
Net (gain) loss on OREO	(10)	109
Loss on redemption of subordinated notes	791	—
Net change in:
Interest receivable	4,385	11,311
Other assets	30,561	90
Interest payable	(4,354)	1,648
Other liabilities	17,306	(38,046)
Net cash provided by (used in) operating activities	148,587	70,087

INVESTING ACTIVITIES:
Securities AFS:
Purchases	(530,087)	(594,646)
Sales	—	411,502
Maturities, calls and principal repayments	265,993	424,932
Securities HTM:
Maturities, calls and principal repayments	42,875	18,107
Proceeds from redemption of FHLB stock and equity investments	52,366	39,564
Purchases of FHLB stock and equity investments	(81,726)	(15,190)
Net loan paydowns (originations)	(141,886)	(105,191)
Purchases of premises and equipment	(10,639)	(13,195)
Proceeds from (purchases of) BOLI	1,217	1,143
Proceeds from sales of premises and equipment	575	324
Net proceeds from sales of OREO	288	273
Proceeds from sales of repossessed assets	30	200
Net cash provided by (used in) investing activities	(400,994)	167,823

(continued)

Southside Bancshares, Inc. | 8

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2026	2025
FINANCING ACTIVITIES:
Net change in deposits	(851,373)	307,291
Net change in other borrowings	685,948	22,931
Proceeds from FHLB borrowings	10,173,000	3,346,000
Repayment of FHLB borrowings	(9,583,386)	(3,976,577)
Net proceeds from issuance of subordinated notes	—	147,619
Redemption of subordinated notes	(93,000)	—
Proceeds from stock option exercises	204	693
Cash paid to tax authority related to tax withholding on share-based awards	(611)	(582)
Purchase of common stock	—	(12,622)
Proceeds from the issuance of common stock for dividend reinvestment plan	676	739
Cash dividends paid	(32,452)	(32,651)
Net cash provided by (used in) financing activities	299,006	(197,159)

Net increase (decrease) in cash and cash equivalents	46,599	40,751
Cash and cash equivalents at beginning of period	389,786	426,161
Cash and cash equivalents at end of period	$436,385	$466,912

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$142,081	$135,262
Income taxes paid	$14,250	$12,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans transferred to other repossessed assets and real estate through foreclosure	$394	$314
Unsettled trades to sell securities	$—	$9,093

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
Accounting Changes and Reclassifications
Certain prior period amounts may be reclassified to conform to current year presentation.

2.     Earnings Per Share
Earnings per share on a basic and diluted basis are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and Diluted Earnings:
Net income	$27,976	$4,913	$78,072	$48,233
Less: Earnings allocated to participating securities	16	3	43	30
Net income available to common shareholders	$27,960	$4,910	$78,029	$48,203
Basic weighted-average shares outstanding	29,810	30,067	29,772	30,229
Add: Stock awards	95	68	109	87
Diluted weighted-average shares outstanding	29,905	30,135	29,881	30,316
Basic earnings per share:
Net income	$0.94	$0.16	$2.62	$1.59
Diluted earnings per share:
Net income	$0.93	$0.16	$2.61	$1.59
For the three and nine months ended September 30, 2026, there were approximately 419,000 and 425,000 anti-dilutive shares, respectively. For the three and nine months ended September 30, 2025, there were approximately 442,000 and 471,000 anti-dilutive shares, respectively.
Southside Bancshares, Inc. |10

3.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component are as follows (in thousands):

	Three Months Ended September 30, 2026
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(77,921)	$2,321	$(16,467)	$(92,067)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(78,909)	3,105	—	(75,804)
Reclassification adjustments included in net income	2,032	(34)	668	2,666
Income tax (expense) benefit	16,144	(645)	(141)	15,358
Net current-period other comprehensive income (loss), net of tax	(60,733)	2,426	527	(57,780)
Ending balance, net of tax	$(138,654)	$4,747	$(15,940)	$(149,847)

	Nine Months Ended September 30, 2026
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(76,311)	$(1,784)	$(17,522)	$(95,617)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(85,289)	8,812	—	(76,477)
Reclassification adjustments included in net income	6,374	(545)	2,003	7,832
Income tax (expense) benefit	16,572	(1,736)	(421)	14,415
Net current-period other comprehensive income (loss), net of tax	(62,343)	6,531	1,582	(54,230)
Ending balance, net of tax	$(138,654)	$4,747	$(15,940)	$(149,847)
Southside Bancshares, Inc. |11

	Three Months Ended September 30, 2025
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(123,451)	$(3)	$(18,031)	$(141,485)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	16,327	828	—	17,155
Reclassification adjustments included in net income	26,474	(1,988)	614	25,100
Income tax (expense) benefit	(8,989)	243	(128)	(8,874)
Net current-period other comprehensive income (loss), net of tax	33,812	(917)	486	33,381
Ending balance, net of tax	$(89,639)	$(920)	$(17,545)	$(108,104)

	Nine Months Ended September 30, 2025
	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Retirement Plans	Total
Beginning balance, net of tax	$(112,199)	$6,303	$(19,002)	$(124,898)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(2,504)	(2,715)	—	(5,219)
Reclassification adjustments included in net income	31,061	(6,427)	1,844	26,478
Income tax (expense) benefit	(5,997)	1,919	(387)	(4,465)
Net current-period other comprehensive income (loss), net of tax	22,560	(7,223)	1,457	16,794
Ending balance, net of tax	$(89,639)	$(920)	$(17,545)	$(108,104)

Southside Bancshares, Inc. |12

The reclassification adjustments out of accumulated other comprehensive income (loss) included in net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Unrealized gains and losses on securities transferred:
Amortization of unrealized gains and losses (1)	$(2,032)	$(2,079)	$(6,374)	$(6,112)
Tax (expense) benefit	427	437	1,339	1,284
Net of tax	(1,605)	(1,642)	(5,035)	(4,828)

Unrealized gains and losses on available for sale securities:
Realized net gain (loss) on sale of securities (2)	—	(24,395)	—	(24,949)
Tax (expense) benefit	—	5,123	—	5,239
Net of tax	—	(19,272)	—	(19,710)

Derivatives:
Realized net gain (loss) on interest rate swap derivatives (3)	34	1,988	545	6,427
Tax (expense) benefit	(7)	(417)	(114)	(1,349)
Net of tax	27	1,571	431	5,078

Amortization of pension plan:
Net actuarial loss (4)	(668)	(614)	(2,003)	(1,844)
Tax (expense) benefit	141	128	421	387
Net of tax	(527)	(486)	(1,582)	(1,457)
Total reclassifications for the period, net of tax	$(2,105)	$(19,829)	$(6,186)	$(20,917)
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
Southside Bancshares, Inc. |13

4.     Securities

Debt securities

The amortized cost, gross unrealized gains and losses and estimated fair value of investment and mortgage-backed AFS and HTM securities, net of allowance for credit losses, as of September 30, 2026 and December 31, 2025 are reflected in the tables below (in thousands):

	September 30, 2026
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
State and political subdivisions	$190,891	$3	$32,936	$—	$157,958
Corporate bonds and other	43,347	240	364	—	43,223
MBS: (1)
Residential	1,482,525	26	60,233	—	1,422,318
Commercial	—	—	—	—	—
Total	$1,716,763	$269	$93,533	$—	$1,623,499

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,044,582	$128	$236,712	$807,998	$24	$1,044,558
Corporate bonds and other	83,495	885	1,108	83,272	—	83,495
MBS: (1)
Residential	70,746	1	8,013	62,734	—	70,746
Commercial	8,696	—	1,302	7,394	—	8,696
Total	$1,207,519	$1,014	$247,135	$961,398	$24	$1,207,495

	December 31, 2025
	Amortized	Gross Unrealized	Gross Unrealized	Less: Allowance for	Estimated
AVAILABLE FOR SALE	Cost	Gains	Losses	Credit Losses	Fair Value
Investment securities:
State and political subdivisions	$192,268	$1,423	$17,055	$—	$176,636
Corporate bonds and other	17,793	327	99	—	18,021
MBS: (1)
Residential	1,244,698	15,278	708	—	1,259,268
Commercial	2,227	67	—	—	2,294
Total	$1,456,986	$17,095	$17,862	$—	$1,456,219

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Less: Allowance for	Net Carrying
HELD TO MATURITY	Cost	Gains	Losses	Fair Value	Credit Losses	Amount
Investment securities:
State and political subdivisions	$1,042,986	$2,290	$139,719	$905,557	$25	$1,042,961
Corporate bonds and other	98,609	694	1,487	97,816	—	98,609
MBS: (1)
Residential	77,080	10	4,898	72,192	—	77,080
Commercial	28,827	—	1,088	27,739	—	28,827
Total	$1,247,502	$2,994	$147,192	$1,103,304	$25	$1,247,477
(1) All MBS are issued and/or guaranteed by U.S. government agencies or U.S. GSEs.

From time to time, we transfer securities from AFS to HTM due to overall balance sheet strategies and our intent and ability to hold these securities until maturity. We did not transfer any securities from AFS to HTM during the nine months ended
Southside Bancshares, Inc. |14

September 30, 2026 or the year ended December 31, 2025. The remaining net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled $89.9 million ($71.0 million, net of tax) at September 30, 2026 and $96.6 million ($76.3 million, net of tax) at December 31, 2025. Any net unrealized gain or loss on the transferred securities included in AOCI at the time of transfer will be amortized over the remaining life of the underlying security as an adjustment to the yield on those securities. Securities transferred with losses included in AOCI continue to be included in management’s assessment for impairment for each individual security.
Investment securities and MBS with carrying values of $2.26 billion and $1.94 billion were pledged as of September 30, 2026 and December 31, 2025, respectively, to collateralize borrowings from the FRDW, repurchase agreements and public fund deposits, for potential liquidity needs or other purposes as required by law. At September 30, 2026 and December 31, 2025, the amount of excess collateral at the FRDW was $12.9 million and $241.8 million, respectively.
The following tables present the fair value and unrealized losses on AFS, if applicable, for which an allowance for credit losses has not been recorded, as well as HTM investment securities and MBS, if applicable, as of September 30, 2026 and December 31, 2025, segregated by major security type and length of time in a continuous loss position (in thousands):

	September 30, 2026
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$43,927	$1,230	$113,272	$31,706	$157,199	$32,936
Corporate bonds and other	33,775	226	4,862	138	38,637	364
MBS:
Residential	1,410,840	59,188	8,817	1,045	1,419,657	60,233
Total	$1,488,542	$60,644	$126,951	$32,889	$1,615,493	$93,533

HELD TO MATURITY
Investment securities:
State and political subdivisions	$48,633	$6,072	$756,522	$230,640	$805,155	$236,712
Corporate bonds and other	6,032	78	43,314	1,030	49,346	1,108
MBS:
Residential	235	1	62,405	8,012	62,640	8,013
Commercial	—	—	7,394	1,302	7,394	1,302
Total	$54,900	$6,151	$869,635	$240,984	$924,535	$247,135

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AVAILABLE FOR SALE
Investment securities:
State and political subdivisions	$—	$—	$128,723	$17,055	$128,723	$17,055
Corporate bonds and other	3,708	42	4,943	57	8,651	99
MBS:
Residential	52,056	32	10,320	676	62,376	708
Total	$55,764	$74	$143,986	$17,788	$199,750	$17,862

HELD TO MATURITY
Investment securities:
State and political subdivisions	$20,224	$3,128	$770,244	$136,591	$790,468	$139,719
Corporate bonds and other	—	—	64,009	1,487	64,009	1,487
MBS:
Residential	—	—	71,782	4,898	71,782	4,898
Commercial	—	—	27,739	1,088	27,739	1,088
Total	$20,224	$3,128	$933,774	$144,064	$953,998	$147,192
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
As of September 30, 2026 and December 31, 2025, we did not have an allowance for credit losses on our AFS securities, based on our consideration of the qualitative factors associated with each security type in our AFS portfolio. The unrealized losses on our investment and MBS are due to changes in interest rates and spreads and other market conditions. We had 353 and 161 AFS debt securities in an unrealized loss position at September 30, 2026 and December 31, 2025, respectively. Our state and political subdivisions are highly rated municipal securities with a long history of no credit losses. Our AFS MBS are highly rated securities, which are either explicitly or implicitly backed by the U.S. Government through its agencies and which are highly rated by major ratings agencies and also have a long history of no credit losses. Our corporate bonds and other investment securities consist of primarily investment grade bonds.
We assess the likelihood of default and the potential amount of default when assessing our HTM securities for credit losses. At September 30, 2026 and December 31, 2025, the allowance for credit losses on HTM securities was $24,000 and $25,000, respectively.
The accrued interest receivable on our debt securities (including the effect of interest rate swaps) is excluded from the credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2026, accrued interest receivable on AFS and HTM debt securities totaled $8.8 million and $7.4 million, respectively. As of December 31, 2025, accrued interest receivable on AFS and HTM debt securities totaled $9.4 million and $12.7 million, respectively. No HTM debt securities were past-due or on nonaccrual status as of September 30, 2026 or December 31, 2025.
The following table reflects interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025
U.S. Treasury	$—	$734
State and political subdivisions	9,317	11,424
Corporate bonds and other	1,729	1,665
MBS	19,698	14,174
Total interest income on securities	$30,744	$27,997

	Nine Months Ended September 30,
	2026	2025
U.S. Treasury	$—	$3,737
State and political subdivisions	27,967	34,743
Corporate bonds and other	4,713	4,875
MBS	56,068	40,737
Total interest income on securities	$88,748	$84,092
There were no sales from the AFS securities portfolio during the nine months ended September 30, 2026. There was a $24.9 million net realized loss as a result of sales from the AFS securities portfolio for the nine months ended September 30, 2025, which consisted of $25.4 million in realized losses and $2.0 million in realized gains, as well as a net loss of $1.5 million on the unwind of fair value MBS and municipal securities hedges in the AFS securities portfolio. We calculate realized gains and losses on sales of securities under the specific identification method.
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
Southside Bancshares, Inc. |16

The amortized cost and estimated fair value of AFS and HTM securities at September 30, 2026, are presented below by contractual maturity (in thousands):

	September 30, 2026
	Amortized Cost	Fair Value
AVAILABLE FOR SALE
Investment securities:
Due in one year or less	$260	$260
Due after one year through five years	8,622	8,746
Due after five years through ten years	30,696	30,397
Due after ten years	194,660	161,778
	234,238	201,181
MBS:	1,482,525	1,422,318
Total	$1,716,763	$1,623,499

	September 30, 2026
	Amortized Cost	Fair Value
HELD TO MATURITY
Investment securities:
Due in one year or less	$140	$138
Due after one year through five years	55,440	54,619
Due after five years through ten years	82,692	78,580
Due after ten years	989,805	757,933
	1,128,077	891,270
MBS:	79,442	70,128
Total	$1,207,519	$961,398

Equity Investments
Equity investments on our consolidated balance sheets include Community Reinvestment Act funds with a readily determinable fair value as well as equity investments without readily determinable fair values. At September 30, 2026 and December 31, 2025, we had equity investments recorded in our consolidated balance sheets of $9.3 million and $9.6 million, respectively.
Any realized and unrealized gains and losses on equity investments are reported in income. Equity investments without readily determinable fair values are recorded at cost, less impairment, if any. For the three and nine months ended September 30, 2026, there was no gain or loss on the sale of equity securities.
The following is a summary of unrealized and realized gains and losses on equity investments recognized in other noninterest income in the consolidated statements of income during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net gains (losses) recognized during the period on equity investments	$(202)	$51	$(258)	$146
Less: Net gains recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity investments held at the reporting date	$(202)	$51	$(258)	$146

Equity investments are assessed quarterly for other-than-temporary impairment. Based upon that evaluation, management does not consider any of our equity investments to be other-than-temporarily impaired at September 30, 2026.

FHLB Stock
Our FHLB stock, which has limited marketability, is carried at cost, less impairment, if any. Based upon our quarterly evaluation by management at September 30, 2026, our FHLB stock was not impaired.
Southside Bancshares, Inc. |17

5.     Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	September 30, 2026	December 31, 2025
Real estate loans:
Construction	$542,996	$548,570
1-4 family residential	724,897	724,354
Commercial owner-occupied	360,611	319,536
Commercial real estate	2,416,412	2,393,280
Commercial loans	510,057	444,720
Municipal loans	367,711	346,720
Loans to individuals	36,005	40,811
Total loans	4,958,689	4,817,991
Less: Allowance for loan losses	46,858	45,100
Net loans	$4,911,831	$4,772,891

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
Commercial Owner-Occupied and Commercial Real Estate Loans
As of September 30, 2026, commercial owner-occupied loans were $360.6 million and commercial real estate loans consisted of $1.83 billion of non-owner occupied real estate, $546.1 million of loans secured by multi-family properties and $35.7 million of loans secured by farmland. Commercial real estate loans and commercial owner-occupied loans primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. In determining whether to originate commercial owner-occupied and commercial real estate loans, we generally consider such factors as macroeconomic conditions, market conditions, including future supply and rental rate forecasts, the financial condition of the borrower and the debt service coverage of the property. Generally, commercial real estate loans originated after June 2024 are priced using floating rates and include maturities of five years or less. For competitive reasons, we offer fixed rates for owner-occupied loans with terms of up to 10 years.
Southside Bancshares, Inc. |18

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

Southside Bancshares, Inc. |19

The following tables set forth the amortized cost basis by class of financing receivable and credit quality indicator for the periods presented (in thousands):

September 30, 2026	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
Construction real estate:
Pass	$141,162	$172,356	$54,141	$1,035	$8,039	$8,675	$118,618	$504,026
Pass watch	726	—	—	—	—	8	20,575	21,309
Special mention	4,719	—	157	—	—	—	10,445	15,321
Substandard	—	—	645	—	66	131	1,498	2,340
Total construction real estate	$146,607	$172,356	$54,943	$1,035	$8,105	$8,814	$151,136	$542,996
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential real estate:
Pass	$41,228	$66,002	$54,125	$56,848	$136,274	$364,800	$651	$719,928
Pass watch	—	—	—	—	—	36	—	36
Special mention	—	—	—	—	—	574	—	574
Substandard	—	—	253	388	—	2,763	—	3,404
Doubtful	—	371	150	253	—	181	—	955
Total 1-4 family residential real estate	$41,228	$66,373	$54,528	$57,489	$136,274	$368,354	$651	$724,897
Current period gross charge-offs	$—	$—	$—	$27	$—	$13	$—	$40

Commercial owner-occupied:
Pass	$80,994	$58,785	$27,735	$34,592	$45,218	$95,545	$1,762	$344,631
Pass watch	—	—	—	—	—	510	—	510
Special mention	—	249	—	294	—	671	—	1,214
Substandard	—	4,650	—	—	1,024	3,083	5,499	14,256
Total commercial real estate	$80,994	$63,684	$27,735	$34,886	$46,242	$99,809	$7,261	$360,611
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$483,089	$463,976	$225,227	$296,846	$318,684	$335,631	$10,270	$2,133,723
Pass watch	—	40,189	—	—	7,459	19	—	47,667
Special mention	—	33,373	—	1,328	—	197	—	34,898
Substandard	35,155	72,610	3,909	41,816	35,187	11,447	—	200,124
Total commercial real estate	$518,244	$610,148	$229,136	$339,990	$361,330	$347,294	$10,270	$2,416,412
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$124,722	$82,890	$19,542	$13,817	$17,249	$6,972	$170,376	$435,568
Pass watch	—	71	134	43	—	—	1	249
Special mention	386	313	11,945	31	211	80	37,237	50,203
Substandard	1,071	3,081	567	2,171	612	193	15,955	23,650
Doubtful	—	—	150	25	148	64	—	387
Total commercial loans	$126,179	$86,355	$32,338	$16,087	$18,220	$7,309	$223,569	$510,057
Current period gross charge-offs	$—	$528	$238	$106	$51	$34	$—	$957

Municipal loans:
Pass	$60,336	$1,938	$1,639	$28,844	$51,318	$223,636	$—	$367,711
Total municipal loans	$60,336	$1,938	$1,639	$28,844	$51,318	$223,636	$—	$367,711
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$13,473	$8,843	$4,666	$2,646	$2,088	$2,459	$1,773	$35,948
Special mention	—	—	2	—	—	—	—	2
Substandard	—	11	14	11	—	—	9	45
Doubtful	—	—	10	—	—	—	—	10
Total loans to individuals	$13,473	$8,854	$4,692	$2,657	$2,088	$2,459	$1,782	$36,005
Current period gross charge-offs (1)	$1,015	$192	$30	$24	$—	$7	$—	$1,268

Total loans	$987,061	$1,009,708	$405,011	$480,988	$623,577	$1,057,675	$394,669	$4,958,689
Total current period gross charge-offs (1)	$1,015	$720	$268	$157	$51	$54	$—	$2,265
(1) Includes $788,000 in charged off demand deposit overdrafts reported as 2026 originations.
Southside Bancshares, Inc. |20

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
Construction real estate:
Pass	$139,542	$96,548	$60,041	$3,649	$15,979	$5,939	$148,759	$470,457
Pass watch	9,343	1,494	—	31	—	—	5,596	16,464
Special mention	47,492	—	—	—	407	58	13,468	61,425
Substandard	57	—	—	—	140	27	—	224
Total construction real estate	$196,434	$98,042	$60,041	$3,680	$16,526	$6,024	$167,823	$548,570
Current period gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

1-4 family residential real estate:
Pass	$48,099	$50,197	$68,149	$143,782	$127,149	$278,702	$583	$716,661
Special mention	—	—	—	—	—	1,508	—	1,508
Substandard	2,380	—	112	—	658	2,199	269	5,618
Doubtful	—	165	265	—	—	137	—	567
Total 1-4 family residential real estate	$50,479	$50,362	$68,526	$143,782	$127,807	$282,546	$852	$724,354
Current period gross charge-offs	$—	$56	$—	$—	$—	$13	$—	$69

Commercial owner-occupied:
Pass	$58,592	$27,127	$38,350	$46,340	$53,831	$73,509	$2,672	$300,421
Pass watch	—	—	—	2,101	—	287	—	2,388
Special mention	—	—	—	2,285	—	6,132	—	8,417
Substandard	1,048	—	—	129	6,162	971	—	8,310
Total commercial real estate	$59,640	$27,127	$38,350	$50,855	$59,993	$80,899	$2,672	$319,536
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$687,383	$186,142	$304,848	$338,165	$328,917	$183,000	$41,299	$2,069,754
Pass watch	21,226	—	49,316	32,339	—	—	—	102,881
Special mention	—	—	2,691	76,116	—	251	—	79,058
Substandard	28,996	—	—	101,201	5,935	5,455	—	141,587
Total commercial real estate	$737,605	$186,142	$356,855	$547,821	$334,852	$188,706	$41,299	$2,393,280
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
Pass	$124,358	$41,277	$27,101	$27,035	$8,388	$4,627	$189,290	$422,076
Pass watch	21	43	—	—	36	—	—	100
Special mention	204	202	177	469	590	3	532	2,177
Substandard	1,341	12,858	1,333	713	75	38	3,497	19,855
Doubtful	79	134	111	86	90	12	—	512
Total commercial loans	$126,003	$54,514	$28,722	$28,303	$9,179	$4,680	$193,319	$444,720
Current period gross charge-offs	$—	$1,689	$409	$139	$139	$23	$—	$2,399

Municipal loans:
Pass	$2,135	$1,800	$31,542	$54,168	$59,342	$197,733	$—	$346,720
Total municipal loans	$2,135	$1,800	$31,542	$54,168	$59,342	$197,733	$—	$346,720
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Loans to individuals:
Pass	$16,861	$8,627	$4,980	$3,682	$2,524	$1,856	$2,049	$40,579
Special mention	8	—	—	—	—	—	—	8
Substandard	3	1	8	2	—	—	—	14
Doubtful	185	20	3	1	—	1	—	210
Total loans to individuals	$17,057	$8,648	$4,991	$3,685	$2,524	$1,857	$2,049	$40,811
Current period gross charge-offs	$1,620	$34	$24	$68	$24	$18	$—	$1,788

Total loans	$1,189,353	$426,635	$589,027	$832,294	$610,223	$762,445	$408,014	$4,817,991
Total current period gross charge-offs (1)	$1,620	$1,779	$434	$207	$163	$54	$—	$4,257
(1) Includes $1.2 million in charged off demand deposit overdrafts reported as 2025 originations.

Southside Bancshares, Inc. |21

Watch List loans reported as 2026 originations as of September 30, 2026 and Watch List loans reported as 2025 originations as of December 31, 2025 were, for the majority, first originated in various years prior to 2026 and 2025, respectively, but were renewed in the respective year.
The following tables present the aging of the amortized cost basis in past due loans by class of loans (in thousands):

	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$2,139	$233	$85	$2,457	$540,539	$542,996
1-4 family residential	1,550	440	1,464	3,454	721,443	724,897
Commercial owner-occupied	451	334	715	1,500	359,111	360,611
Commercial real estate	—	424	6,512	6,936	2,409,476	2,416,412
Commercial loans	860	1,335	1,995	4,190	505,867	510,057
Municipal loans	71	—	—	71	367,640	367,711
Loans to individuals	23	—	—	23	35,982	36,005
Total	$5,094	$2,766	$10,771	$18,631	$4,940,058	$4,958,689

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Real estate loans:
Construction	$416	$1,407	$—	$1,823	$546,747	$548,570
1-4 family residential	4,324	693	1,284	6,301	718,053	724,354
Commercial owner-occupied	1,325	—	—	1,325	318,211	319,536
Commercial real estate	322	5,447	—	5,769	2,387,511	2,393,280
Commercial loans	1,132	640	380	2,152	442,568	444,720
Municipal loans	—	—	—	—	346,720	346,720
Loans to individuals	353	—	—	353	40,458	40,811
Total	$7,872	$8,187	$1,664	$17,723	$4,800,268	$4,817,991

Southside Bancshares, Inc. |22

The following table sets forth the amortized cost basis of nonperforming assets for the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Nonaccrual loans:
Real estate loans:
Construction	$101	$18
1-4 family residential	3,353	4,939
Commercial owner-occupied	1,818	1,220
Commercial real estate	1,777	—
Commercial loans	3,230	4,091
Loans to individuals	25	218
Total nonaccrual loans (1)	10,304	10,486

Accruing loans past due more than 90 days	5,155	—
Restructured loans	45	27,509
OREO	331	248
Repossessed assets	—	—
Total nonperforming assets	$15,835	$38,243

(1)    Includes $3.7 million and $2.0 million of restructured loans as of September 30, 2026 and December 31, 2025, respectively.
The decrease in restructured loans was primarily due to the payoff of a $27.5 million restructured commercial real estate loan in the first quarter of 2026 that was originally restructured with an extension of maturity in the first quarter of 2025 to allow for an extended lease up period. There was one $5.2 million commercial real estate loan past due more than 90 days as of September 30, 2026 that subsequently paid off in full on October 1, 2026. We reversed $254,000 and $282,000 of interest income on nonaccrual loans during the three and nine months ended September 30, 2026, respectively, and $56,000 and $95,000 for the three and nine months ended September 30, 2025, respectively. We had $5.2 million and $2.7 million of loans on nonaccrual for which there was no related allowance for credit losses as of September 30, 2026 and December 31, 2025, respectively.
Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and for which we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of September 30, 2026 and December 31, 2025, we had $12.7 million and $38.4 million, respectively, of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets as of September 30, 2026. Foreclosed assets include OREO and repossessed assets. For 1-4 family residential real estate properties, a loan is recognized as a foreclosed property once legal title to the real estate property has been received upon completion of foreclosure or the borrower has conveyed all interest in the residential property through a deed in lieu of foreclosure. There were no loans secured by 1-4 family residential properties for which formal foreclosure proceedings were in process as of September 30, 2026 and December 31, 2025.
Restructured Loans
A loan is considered restructured if the borrower is experiencing financial difficulties and the loan has been modified. Modifications may include interest rate reductions, restructuring amortization schedules, extensions of maturity or a combination of any of these modifications intended to minimize potential losses. In most instances, interest will continue to be charged on principal balances outstanding during the extended term. Therefore, the financial effects of the recorded investment of loans restructured during the nine months ended September 30, 2026 were not significant.
Southside Bancshares, Inc. |23

The following table sets forth the recorded balance of restructured loans and type of modification by class of loans during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2026
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Commercial loans	$259	$—	$—	$259	3	0.05%
Loans to individuals	—	—	6	6	1	0.02%
Total	$259	$—	$6	$265	4

	Nine Months Ended September 30, 2026
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Real estate loans:
1-4 family residential	$253	$—	$—	$253	1	0.03%
Commercial owner-occupied	981	—	—	981	1	0.27%
Commercial loans	886	—	—	886	9	0.17%
Loans to individuals	—	—	6	6	1	0.02%
Total	$2,120	$—	$6	$2,126	12

	Three Months Ended September 30, 2025
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Commercial loans	$618	$—	$—	$618	3	0.14%
Total	$618	$—	$—	$618	3

	Nine Months Ended September 30, 2025
	Amortization Period Extension	Interest Rate Reduction	Combination	Total Modifications	Number of Loans	Percent of Total Class
Real estate loans:
Commercial real estate	$27,501	$—	$—	$27,501	1	1.17%
Commercial loans	936	—	—	936	11	0.22%
Loans to individuals	200	—	—	200	2	0.46%
Total	$28,637	$—	$—	$28,637	14

There were 23 restructured loans totaling $3.7 million included in nonperforming assets as of September 30, 2026.
On an ongoing basis, the performance of restructured loans are monitored for subsequent payment default. Payment default is recognized when the borrower is 90 days or more past due. For the nine months ended September 30, 2026, there were seven restructured loans totaling $1.5 million in default. For the nine months ended September 30, 2025, there were no restructured loans in default. Payment defaults for restructured loans did not significantly impact the determination of the allowance for loan losses in the periods presented. At September 30, 2026, there were no commitments to lend additional funds to borrowers whose loans had been restructured.

Southside Bancshares, Inc. |24

Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended September 30, 2026
	Real Estate
	Construction	1-4 Family Residential	Commercial Owner-Occupied	Commercial Real Estate	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$6,521	$2,812	$5,867	$25,139	$5,115	$12	$129	$45,595
Loans charged-off	—	(40)	—	—	(229)	—	(458)	(727)
Recoveries of loans charged-off	—	54	3	—	817	—	170	1,044
Net loans (charged-off) recovered	—	14	3	—	588	—	(288)	317
Provision for (reversal of) loan losses	536	62	(488)	(538)	1,073	4	297	946
Balance at end of period	$7,057	$2,888	$5,382	$24,601	$6,776	$16	$138	$46,858

	Nine Months Ended September 30, 2026
	Real Estate
	Construction	1-4 Family Residential	Commercial Owner-Occupied	Commercial Real Estate	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$7,951	$2,830	$5,655	$23,750	$4,588	$13	$313	$45,100
Loans charged-off	—	(40)	—	—	(957)	—	(1,268)	(2,265)
Recoveries of loans charged-off	—	65	10	—	1,516	—	496	2,087
Net loans (charged-off) recovered	—	25	10	—	559	—	(772)	(178)
Provision for (reversal of) loan losses	(894)	33	(283)	851	1,629	3	597	1,936
Balance at end of period	$7,057	$2,888	$5,382	$24,601	$6,776	$16	$138	$46,858

Southside Bancshares, Inc. |25

	Three Months Ended September 30, 2025
	Real Estate
	Construction	1-4 Family Residential	Commercial Owner-Occupied	Commercial Real Estate	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$6,194	$2,781	$5,417	$25,284	$4,433	$14	$298	$44,421
Loans charged-off	—	—	—	—	(833)	—	(502)	(1,335)
Recoveries of loans charged-off	—	9	4	—	255	—	223	491
Net loans (charged-off) recovered	—	9	4	—	(578)	—	(279)	(844)
Provision for (reversal of) loan losses	30	38	185	198	945	(1)	322	1,717
Balance at end of period	$6,224	$2,828	$5,606	$25,482	$4,800	$13	$341	$45,294

	Nine Months Ended September 30, 2025
	Real Estate
	Construction	1-4 Family Residential	Commercial Owner-Occupied	Commercial Real Estate	Commercial Loans	Municipal Loans	Loans to Individuals	Total
Balance at beginning of period	$3,958	$2,780	$5,603	$29,923	$2,448	$16	$156	$44,884
Loans charged-off (1)	—	(69)	—	—	(1,716)	—	(1,357)	(3,142)
Recoveries of loans charged-off	—	24	11	2	520	—	586	1,143
Net loans (charged-off) recovered	—	(45)	11	2	(1,196)	—	(771)	(1,999)
Provision (reversal) for loan losses (2)	2,266	93	(8)	(4,443)	3,548	(3)	956	2,409
Balance at end of period	$6,224	$2,828	$5,606	$25,482	$4,800	$13	$341	$45,294

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the accrued interest on our loan portfolio was $21.2 million and $19.6 million, respectively.

Southside Bancshares, Inc. |26

6. Borrowing Arrangements
Information related to borrowings is provided in the table below (dollars in thousands):

	September 30, 2026	December 31, 2025
Other borrowings:
Balance at end of period	$894,605	$208,657
Average amount outstanding during the period (1)	437,085	107,989
Maximum amount outstanding during the period (2)	894,605	297,359
Weighted average interest rate during the period (3)	3.6%	4.5%
Interest rate at end of period (4)	3.7%	3.6%

FHLB borrowings:
Balance at end of period	$800,750	$211,136
Average amount outstanding during the period (1)	622,465	372,342
Maximum amount outstanding during the period (2)	995,848	651,782
Weighted average interest rate during the period (3)	3.9%	3.7%
Interest rate at end of period (4)	4.2%	2.9%
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
(4)The interest rate includes the effect of interest rate swaps.

Maturities of the obligations associated with our borrowing arrangements based on scheduled repayments at September 30, 2026 are as follows (in thousands):

	Payments Due by Period
	Less than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Thereafter	Total
Other borrowings	$894,605	$—	$—	$—	$—	$—	$894,605
FHLB borrowings	800,401	349	—	—	—	—	800,750
Total obligations	$1,695,006	$349	$—	$—	$—	$—	$1,695,355

Other borrowings may include federal funds purchased, repurchase agreements and borrowings from the Federal Reserve through the FRDW. Southside Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at September 30, 2026 or December 31, 2025.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At September 30, 2026, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $12.9 million. There were $835.0 million and $110.0 million in borrowings from the FRDW at September 30, 2026 and December 31, 2025, respectively. Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2026, the line had one outstanding letter of credit for $155,000. Southside Bank currently has four outstanding letters of credit from FHLB held as collateral for loans totaling $19.3 million.
Southside Bank enters into sales of securities under repurchase agreements. These repurchase agreements totaled $59.6 million at September 30, 2026, and $98.7 million at December 31, 2025, and had maturities of less than one year.  Repurchase agreements are secured by investment and MBS and are stated at the amount of cash received in connection with the transaction.
FHLB borrowings represent borrowings with fixed interest rates ranging from 3.88% to 5.28% (including the effect of interest rate swaps) and with remaining maturities of one day to 1.8 years at September 30, 2026.  FHLB borrowings may be
Southside Bancshares, Inc. |27

collateralized by FHLB stock, nonspecified loans and/or securities. At September 30, 2026, the amount of additional funding Southside Bank could obtain from FHLB was approximately $1.77 billion, net of FHLB stock purchases required.

7. Long-term Debt

Information related to our long-term debt is summarized as follows for the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Subordinated notes: (1)
3.875% Subordinated notes, net of unamortized debt issuance costs (2)	$—	$92,190
7.00% Subordinated notes, net of unamortized debt issuance costs (3)	147,635	147,488
Total Subordinated notes	147,635	239,678
Trust preferred subordinated debentures: (4)
Southside Statutory Trust III, net of unamortized debt issuance costs (5)	20,591	20,587
Southside Statutory Trust IV	23,196	23,196
Southside Statutory Trust V	12,887	12,887
Magnolia Trust Company I	3,609	3,609
Total Trust preferred subordinated debentures	60,283	60,279
Total Long-term debt	$207,918	$299,957

(1)This debt consists of subordinated notes with a remaining maturity greater than one year that qualify under the risk-based capital guidelines as Tier 2 capital, subject to certain limitations.
(2)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $810,000 at December 31, 2025.
(3)The unamortized discount and debt issuance costs reflected in the carrying amount of the subordinated notes totaled approximately $2.4 million at September 30, 2026 and $2.5 million at December 31, 2025.
(4)This debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(5)The unamortized debt issuance costs reflected in the carrying amount of the Southside Statutory Trust III junior subordinated debentures totaled $28,000 at September 30, 2026 and $32,000 at December 31, 2025.

As of September 30, 2026, the details of the subordinated notes and the trust preferred subordinated debentures are summarized below (dollars in thousands):

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
On August 14, 2025, the Company issued $150.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes that mature on August 15, 2035. This debt initially charges interest at a fixed rate of 7.00% per year through August 14, 2030 and thereafter, adjusts quarterly at a floating rate equal to the then current three-month term SOFR, as published by the FRBNY, plus 357 basis points. The proceeds from the sale of the subordinated notes were used for general corporate purposes.

8.     Employee Benefit Plans

The components of net periodic benefit cost (income) related to our employee benefit plans are as follows (in thousands):

	Three Months Ended September 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2026	2025	2026	2025	2026	2025
Interest cost	$904	$921	$—	$28	$228	$224
Expected return on assets	(1,017)	(1,019)	—	(34)	—	—
Net loss amortization	633	593	—	—	35	21
Net periodic benefit cost (income)	$520	$495	$—	$(6)	$263	$245

	Nine Months Ended September 30,
	Retirement Plan		Acquired Retirement Plan		Restoration Plan
	2026	2025	2026	2025	2026	2025
Interest cost	$2,711	$2,762	$—	$84	$685	$671
Expected return on assets	(3,050)	(3,056)	—	(102)	—	—
Net loss amortization	1,899	1,780	—	—	104	64
Net periodic benefit cost (income)	$1,560	$1,486	$—	$(18)	$789	$735

Effective January 1, 2026, the Acquired Retirement Plan was merged with the Retirement Plan.

All cost components disclosed above are recorded in other noninterest expense. The noncash adjustment to the employee benefit plan liabilities, consisting of changes in net loss, was $(2.0) million and $(1.8) million for the nine months ended September 30, 2026 and 2025, respectively.
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
Cash Flow Hedges
Gains and losses on derivative instruments designated as cash flow hedges are recorded in AOCI to the extent they are effective. If the hedge is effective, the amount recorded in other comprehensive income is reclassified to interest expense in the same periods that the hedged cash flows impact earnings. We have entered into certain interest rate swap contracts on specific variable rate agreements and fixed rate short-term pay agreements with third parties. These interest rate swap contracts were designated as hedging instruments in cash flow hedges under ASC Topic 815. The objective of the interest rate swap contracts is to manage the expected future cash flows on $615.0 million of Bank liabilities. The cash flows from the swap contracts are expected to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate. At September 30, 2026, the net gains recognized in AOCI that are expected to be reclassified into earnings within the next 12 months were $2.6 million.
From time to time, we may terminate an interest rate swap contract designated as a cash flow hedge. In accordance with ASC Topic 815, if a hedging item is terminated prior to maturity for a cash settlement, the existing gain or loss within AOCI will continue to be reclassified into earnings during the period or periods in which the hedged forecasted transaction affects earnings unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. These transactions are reevaluated on a monthly basis to determine if the hedged forecasted transactions are still probable of occurring. If at a subsequent evaluation, it is determined that the transactions are probable of not occurring, any related gains or losses recorded in AOCI are immediately recognized in earnings. As of September 30, 2026, we have not terminated any cash flow hedges because the transactions were probable of not occurring.
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
Southside Bancshares, Inc. |30

The following table presents the amounts recorded in the consolidated balance sheets related to the cumulative adjustments for fair value hedges (in thousands):

	Amortized Cost of Hedged Assets (2)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Securities AFS (1) (3)	$1,335,422	$1,091,568	$8,101	$1,142
Loans (1) (3)	—	239,990	—	(58)
1) Amounts include the amortized cost basis of closed portfolios used to designate hedging relationships under the portfolio layer method. The hedged item is a layer of the closed portfolio which is expected to be remaining at the end of the hedging relationship. As of September 30, 2026 and December 31, 2025, the amortized cost basis of the closed MBS portfolio used in these hedging relationships was $1.31 billion and $1.07 billion, respectively, the amount of the designated hedged items were $267.0 million and $301.0 million, respectively, and the cumulative amount of fair value hedging adjustments associated with these MBS hedging relationships was a gain of $6.7 million and $789,000, respectively. As of December 31, 2025, the amortized cost basis of the closed loan portfolio used in these hedging relationships was $240.0 million, the amount of the designated hedged items were $155.0 million, and the cumulative amount of fair value hedging adjustments associated with these loan hedging relationships was a loss of $58,000.
2) Excludes fair value hedging adjustments.
3) Excluded from the table above are the cumulative amount of fair value hedging adjustments for securities AFS and loans for which hedge accounting has been discontinued in the amounts of a loss of $485,000 and a loss of $2.4 million, respectively, at September 30, 2026, and a loss of $740,000 and a loss of $3.0 million, respectively, at December 31, 2025.
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
At September 30, 2026 and December 31, 2025, net derivative assets included $50.4 million and $5.5 million, respectively, of cash collateral received from counterparties under master netting agreements.
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
Southside Bancshares, Inc. |31

The following tables present the notional and estimated fair value amount of derivative positions outstanding (in thousands):

	September 30, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
	Notional Amount (1)	Asset Derivative	Liability Derivative	Notional Amount (1)	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments
Interest rate contracts:
Swaps-Cash Flow Hedge-Financial institution counterparties	$615,000	$6,497	$15	$860,000	$2,978	$3,641
Swaps-Fair Value Hedge-Financial institution counterparties	291,110	7,613	—	480,110	862	161
Derivatives designated as non-hedging instruments
Interest rate contracts:
Swaps-Financial institution counterparties	1,030,518	36,695	172	706,372	13,212	7,100
Swaps-Customer counterparties	1,030,518	172	36,695	706,372	7,100	13,212
Gross derivatives		50,977	36,882		24,152	24,114
Offsetting derivative assets/liabilities		(187)	(187)		(10,902)	(10,902)
Cash collateral received/posted		(50,409)	—		(5,538)	—
Net derivatives included in the consolidated balance sheets (2)		$381	$36,695		$7,712	$13,212
(1)    Notional amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the consolidated balance sheets.
(2)    Net derivative assets are included in other assets and net derivative liabilities are included in other liabilities on the consolidated balance sheets. Included in the fair value of net derivative assets and net derivative liabilities are credit valuation adjustments reflecting counterparty credit risk and our credit risk. At September 30, 2026, we had $210,000 credit exposure related to interest rate swaps with financial institutions and $171,000 related to interest rate swaps with customers. At December 31, 2025, we had $612,000 credit exposure related to interest rate swaps with financial institutions and $7.1 million related to interest rate swaps with customers. The credit risk associated with customer transactions is partially mitigated as these are generally secured by the non-cash collateral securing the underlying transaction being hedged.
The summarized expected weighted average remaining maturity of the notional amount of interest rate swaps and the weighted average interest rates associated with the amounts expected to be received or paid on interest rate swap agreements are presented below (dollars in thousands). Variable rates received on fixed pay swaps are based on overnight SOFR rates in effect at September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
		Weighted Average				Weighted Average
	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate	Notional Amount	Remaining Maturity (in years)	Receive Rate	Pay Rate
Swaps-Cash Flow hedge
Financial institution counterparties	$615,000	1.0	3.84%	3.43%	$860,000	1.3	3.83%	3.20%
Swaps-Fair Value hedge
Financial institution counterparties	291,110	2.3	3.75%	3.47%	480,110	1.4	3.78%	3.47%
Swaps-Non-hedging
Financial institution counterparties	1,030,518	3.6	3.82%	3.73%	706,372	4.1	3.92%	3.54%
Customer counterparties	1,030,518	3.6	3.73%	3.82%	706,372	4.1	3.54%	3.92%

Southside Bancshares, Inc. |32

The following table presents amounts included in the consolidated statements of income related to interest rate swap agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives designated as hedging instruments
Swaps-Cash Flow hedge
Gain (loss) included in interest expense on deposits	$—	$1,476	$43	$4,126
Gain (loss) included in interest expense on FHLB borrowings	(353)	512	(211)	2,301
Gain (loss) included in interest expense on other borrowings	387	—	713	—
	34	1,988	545	6,427
Swaps-Fair Value hedge
Gain (loss) included in interest income on tax-exempt investment securities	39	926	105	3,052
Gain (loss) included in interest income on MBS	198	392	587	965
Gain (loss) included in interest income on loans	—	268	1	814
Derivatives designated as non-hedging instruments
Swaps-Non-hedging
Other noninterest income	527	741	2,005	1,566
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
Southside Bancshares, Inc. |34

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis included foreclosed assets and collateral-dependent loans at September 30, 2026 and December 31, 2025.
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
Collateral-Dependent Loans – Certain loans may be reported at the fair value of the underlying collateral if repayment is expected substantially from the operation or sale of the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2026 and December 31, 2025, the impact of the fair value of collateral-dependent loans was reflected in our allowance for loan losses.
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

Southside Bancshares, Inc. |35

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
September 30, 2026	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$157,958	$—	$157,958	$—
Corporate bonds and other	43,223	—	43,223	—
MBS: (1)
Residential	1,422,318	—	1,422,318	—
Equity investments:
Equity investments	5,168	5,168	—	—
Derivative assets:
Interest rate swaps	50,977	—	50,977	—
Total asset recurring fair value measurements	$1,679,644	$5,168	$1,674,476	$—

Derivative liabilities:
Interest rate swaps	$36,882	$—	$36,882	$—
Total liability recurring fair value measurements	$36,882	$—	$36,882	$—

Nonrecurring fair value measurements
Foreclosed assets	$331	$—	$—	$331
Collateral-dependent loans (2)	11,563	—	—	11,563
Total asset nonrecurring fair value measurements	$11,894	$—	$—	$11,894
Southside Bancshares, Inc. |36

		Fair Value Measurements at the End of the Reporting Period Using
December 31, 2025	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities:
State and political subdivisions	$176,636	$—	$176,636	$—
Corporate bonds and other	18,021	—	18,021	—
MBS: (1)
Residential	1,259,268	—	1,259,268	—
Commercial	2,294	—	2,294	—
Equity investments:
Equity investments	5,426	5,426	—	—
Derivative assets:
Interest rate swaps	24,152	—	24,152	—
Total asset recurring fair value measurements	$1,485,797	$5,426	$1,480,371	$—

Derivative liabilities:
Interest rate swaps	$24,114	$—	$24,114	$—
Total liability recurring fair value measurements	$24,114	$—	$24,114	$—

Nonrecurring fair value measurements
Foreclosed assets	$248	$—	$—	$248
Collateral-dependent loans (2)	37,200	—	—	37,200
Total asset nonrecurring fair value measurements	$37,448	$—	$—	$37,448
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
Southside Bancshares, Inc. |38

The following tables present our financial assets and financial liabilities measured on a nonrecurring basis at both their respective carrying amounts and estimated fair value (in thousands):

		Estimated Fair Value
September 30, 2026	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$436,385	$436,385	$436,385	$—	$—
Investment securities:
HTM, at net carrying value	1,128,053	891,270	—	891,270	—
MBS:
HTM, at carrying value	79,442	70,128	—	70,128	—
FHLB stock, at cost	43,659	43,659	—	43,659	—
Equity investments	4,169	4,169	—	4,169	—
Loans, net of allowance for loan losses	4,911,831	4,805,509	—	—	4,805,509
Loans held for sale	969	969	—	969	—
Financial liabilities:
Deposits	$6,013,787	$6,010,430	$—	$6,010,430	$—
Other borrowings	894,605	890,016	—	890,016	—
FHLB borrowings	800,750	799,090	—	799,090	—
Subordinated notes, net of unamortized debt issuance costs	147,635	150,137	—	150,137	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,283	60,016	—	60,016	—

		Estimated Fair Value
December 31, 2025	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$389,786	$389,786	$389,786	$—	$—
Investment securities:
HTM, at net carrying value	1,141,570	1,003,373	—	1,003,373	—
MBS:
HTM, at carrying value	105,907	99,931	—	99,931	—
FHLB stock, at cost	14,062	14,062	—	14,062	—
Equity investments	4,148	4,148	—	4,148	—
Loans, net of allowance for loan losses	4,772,891	4,700,476	—	—	4,700,476
Loans held for sale	1,332	1,332	—	1,332	—
Financial liabilities:
Deposits	$6,865,159	$6,865,692	$—	$6,865,692	$—
Other borrowings	208,657	208,635	—	208,635	—
FHLB borrowings	211,136	210,859	—	210,859	—
Subordinated notes, net of unamortized debt issuance costs	239,678	243,304	—	243,304	—
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,279	57,710	—	57,710	—

Southside Bancshares, Inc. |39

11.     Income Taxes

The income tax expense included in the accompanying consolidated statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current income tax expense	$6,845	$335	$17,640	$10,175
Deferred income tax expense (benefit)	(561)	(146)	(574)	(546)
Income tax expense	$6,284	$189	$17,066	$9,629

The net deferred tax asset totaled $42.0 million at September 30, 2026, as compared to $27.1 million at December 31, 2025. The increase in the net deferred tax asset was primarily the result of an increase in the unrealized loss in the AFS securities portfolio. No valuation allowance was recorded at September 30, 2026 or December 31, 2025, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years. Unrecognized tax benefits were not material at September 30, 2026 or December 31, 2025.
We recognized income tax expense of $6.3 million and $17.1 million, for an ETR of 18.3% and 17.9% for the three and nine months ended September 30, 2026, respectively, compared to income tax expense of $189,000 and $9.6 million, for an ETR of 3.7% and 16.6%, for the three and nine months ended September 30, 2025, respectively. The increase in the ETR for the three and nine months ended September 30, 2026 was due to the impact of the net loss on the sale of AFS securities of $24.4 million recorded during the third quarter of 2025 on our net tax-exempt income as a percentage of pre-tax income. The ETR differs from the statutory rate of 21% for the three and nine months ended September 30, 2026 and 2025 primarily due to the effect of tax-exempt income from municipal loans and securities, BOLI and state income tax. We file income tax returns in the U.S. federal jurisdictions and in certain states. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2023 or Texas state tax examinations by tax authorities for years before 2022.

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
Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Balance at beginning of period	$3,669	$3,774	$3,166	$3,141
Provision for (reversal of) off-balance-sheet credit exposures	(198)	(625)	305	8
Balance at end of period	$3,471	$3,149	$3,471	$3,149

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
Financial instruments with off-balance-sheet risk were as follows (in thousands):

	September 30, 2026	December 31, 2025

Commitments to extend credit	$984,650	$840,794
Standby letters of credit	30,877	19,456
Total	$1,015,527	$860,250

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
Leases. During the three months ended September 30, 2026, there were no operating lease ROU assets obtained in exchange for new operating lease liabilities. During the nine months ended September 30, 2026, there were $468,000 operating lease ROU assets obtained in exchange for new operating lease liabilities. There were no operating lease ROU assets obtained in exchange for new operating lease liabilities during the three or nine months ended September 30, 2025.
Securities. In the normal course of business, we buy and sell securities. At September 30, 2026 and December 31, 2025, there were no unsettled trades to purchase securities and no unsettled trades to sell securities.
Deposits. There were no unsettled issuances of brokered CDs at September 30, 2026 or December 31, 2025.
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
Southside Bancshares, Inc. |42

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
•risks related to fluctuations in the price per barrel of crude oil, including as a result of ongoing conflict in the Middle East;
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
Southside Bancshares, Inc. |43

•risks related to U.S. agency MBS prepayments increasing due to U.S. government programs designed to assist homeowners to refinance their mortgages that might not otherwise have qualified;
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
Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses – Loans and Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures,” “Note 1 – Summary of Significant Accounting and Reporting Policies,” “Note 5 – Loans and Allowance for Loan Losses” and “Note 17 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the 2025 Form 10-K. As of September 30, 2026, there have been no significant changes to our critical accounting estimates.
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

Non-GAAP Reconciliations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest income (GAAP)	$60,296	$55,718	$175,319	$163,836
Tax-equivalent adjustments:
Loans	629	553	1,717	1,699
Tax-exempt investment securities	1,483	1,852	4,218	5,492
Net interest income (FTE) (1)	$62,408	$58,123	$181,254	$171,027

Average earning assets	$8,203,914	$7,854,552	$8,149,288	$7,840,544

Net interest margin	2.92%	2.81%	2.88%	2.79%
Net interest margin (FTE) (1)	3.02%	2.94%	2.97%	2.92%

Net interest spread	2.26%	2.14%	2.24%	2.12%
Net interest spread (FTE) (1)	2.36%	2.26%	2.33%	2.24%
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
DEPOSITS
Our deposits were $6.01 billion at September 30, 2026, a decrease of $851.4 million, or 12.4%, from December 31, 2025. At September 30, 2026, we had 178,615 total deposit accounts with an average balance of $33,000. Our estimated uninsured deposits were 41.8% of total deposits as of September 30, 2026. When excluding affiliate deposits (Southside-owned deposits) and public fund deposits (all collateralized), our total estimated deposits without insurance or collateral was 26.8% of total deposits as of September 30, 2026.
Our noninterest bearing deposits represent approximately 23.3% of total deposits. During the three months ended September 30, 2026, our cost of interest bearing deposits decreased 37 basis points to 2.45% from 2.82% for the three months ended September 30, 2025. Our cost of total deposits for the third quarter of 2026 decreased 36 basis points to 1.89% from 2.25% for the three months ended September 30, 2025.
Our cost of interest bearing deposits decreased 30 basis points, from 2.83% for the nine months ended September 30, 2025 to 2.53% for the nine months ended September 30, 2026. Our cost of total deposits decreased 27 basis points, from 2.26% for the nine months ended September 30, 2025 to 1.99% for the nine months ended September 30, 2026.
CAPITAL RESOURCES AND LIQUIDITY
Our capital ratios and contingent liquidity sources remain solid. The table below shows our total lines of credit, borrowings, total amounts available for future liquidity, and swapped value as of September 30, 2026 (in thousands):

	September 30, 2026
	Line of Credit	Borrowings	Total Available for Future Liquidity	Swapped

FHLB advances	$2,566,541	$800,750	$1,765,791	$275,000
Federal Reserve discount window	847,864	835,000	12,864	340,000
Correspondent bank lines of credit	80,000	—	80,000	—
Total liquidity lines	$3,494,405	$1,635,750	$1,858,655	$615,000

Operating Results
Net income was $28.0 million for the three months ended September 30, 2026, compared to $4.9 million for the same period in 2025, an increase of $23.1 million, or 469.4%. The increase in net income was largely driven by a $25.7 million increase in noninterest income and, to a lesser extent, a $4.6 million increase in net interest income and a $345,000 decrease in provision for credit losses, partially offset by a $6.1 million increase in income tax expense and a $1.5 million increase in noninterest expense. There were no sales of AFS securities during the three months ended September 30, 2026, compared to a net loss on sale of AFS securities, included in noninterest income, of $24.4 million for the same period in 2025. Earnings per diluted common share were $0.93 for the three months ended September 30, 2026, compared to $0.16 for the same period in 2025, an increase of $0.77, or 481.3%.
During the nine months ended September 30, 2026, our net income increased $29.8 million, or 61.9%, to $78.1 million from $48.2 million for the same period in 2025. The increase in net income was due to a $30.0 million increase in noninterest income and, to a lesser extent, $11.5 million increase in net interest income and a $232,000 decrease in provision for credit losses, partially offset by a $7.4 million increase in income tax expense and a $4.4 million increase in noninterest expense. There were no sales of AFS securities during the nine months ended September 30, 2026, compared to a net loss on sale of AFS securities, included in noninterest income, of $24.9 million for the same period in 2025. Earnings per diluted common share
Southside Bancshares, Inc. |46

increased $1.02, or 64.2%, to $2.61 for the nine months ended September 30, 2026, compared to $1.59 for the same period in 2025.
Financial Condition
Our total assets increased $350.5 million, or 4.1%, to $8.87 billion at September 30, 2026 from $8.51 billion at December 31, 2025. Our securities portfolio increased by $127.3 million, or 4.7%, to $2.83 billion at September 30, 2026, compared to $2.70 billion at December 31, 2025. The increase in the securities portfolio was due to an increase in MBS during the nine months ended September 30, 2026. Our FHLB stock increased $29.6 million, or 210.5%, to $43.7 million from $14.1 million at December 31, 2025, due to the increase in our FHLB borrowings during the nine months ended September 30, 2026.
Loans at September 30, 2026 were $4.96 billion, an increase of $140.7 million, or 2.9%, compared to $4.82 billion at December 31, 2025, due to increases of $65.3 million in commercial loans, $41.1 million in commercial owner-occupied loans, $23.1 million in commercial real estate loans, $21.0 million in municipal loans and $543,000 in 1-4 family residential loans. These increases were partially offset by decreases of $5.6 million in construction loans and $4.8 million in loans to individuals. Loans held for sale decreased $363,000, or 27.3%, to $969,000 at September 30, 2026 from $1.3 million at December 31, 2025.
Our nonperforming assets at September 30, 2026 decreased $22.4 million, or 58.6%, to $15.8 million and represented 0.18% of total assets, compared to $38.2 million, or 0.45% of total assets, at December 31, 2025, primarily due to a decrease of $27.5 million in restructured loans, partially offset by a $5.2 million increase in accruing loans past due more than 90 days. The decrease in restructured loans was due to the payoff of a $27.5 million restructured commercial real estate loan in the first quarter of 2026 that was originally restructured with an extension of maturity in the first quarter of 2025 to allow for an extended lease up period. There was one $5.2 million commercial real estate loan past due more than 90 days as of September 30, 2026 that subsequently paid off in full on October 1, 2026. Nonaccruing loans decreased $182,000, or 1.7%, to $10.3 million, and the ratio of nonaccruing loans to total loans was 0.21% and 0.22% for September 30, 2026 and December 31, 2025, respectively. There were no repossessed assets at September 30, 2026 or December 31, 2025. There was $331,000 of OREO at September 30, 2026 and $248,000 at December 31, 2025.
Our deposits decreased $851.4 million, or 12.4%, to $6.01 billion at September 30, 2026, from $6.87 billion at December 31, 2025, due to decreases in brokered deposits of $617.8 million, or 91.9%, and public fund deposits of $240.4 million, or 20.8%, partially offset by an increase in retail deposits of $6.8 million, or 0.1%. The marginal increase in retail deposits of $6.8 million consists of a $32.3 million increase in interest bearing deposits, partially offset by a $25.6 million decrease in noninterest bearing deposits.
Total FHLB borrowings increased $589.6 million, or 279.3%, to $800.8 million at September 30, 2026 from $211.1 million at December 31, 2025, due to a shift from brokered deposits into FHLB borrowings.
Other borrowings increased $685.9 million, or 328.7%, to $894.6 million at September 30, 2026, from $208.7 million at December 31, 2025, due to a $725.0 million increase in FRDW borrowings, partially offset by a $39.1 million decrease in repurchase agreements.
Our subordinated notes, net of unamortized debt issuance costs, decreased $92.0 million, or 38.4%, to $147.6 million at September 30, 2026 from $239.7 million at December 31, 2025, as a result of the full redemption of $100.0 million in aggregate principal amount of 3.875% fixed-to-floating rate subordinated notes during the first quarter of 2026. Refer to “Note 7 – Long-term Debt” in our consolidated financial statements included in this report for a detailed description of the terms of the redemption of the subordinated notes.
Our total shareholders’ equity at September 30, 2026 decreased 0.6%, or $4.7 million, to $842.9 million, or 9.5% of total assets, compared to $847.6 million, or 10.0% of total assets, at December 31, 2025. The decrease in shareholders’ equity was the result of other comprehensive loss of $54.2 million, cash dividends paid of $32.5 million and net issuance of common stock under employee stock plans of $407,000, partially offset by net income of $78.1 million, stock compensation expense of $3.6 million and common stock issued under our dividend reinvestment plan of $676,000.
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
We ended the third quarter of 2026 with approximately $12.9 million in available liquidity from the FRDW, in addition to the approximately $1.77 billion available from the credit line with FHLB due primarily to the blanket lien on our loan portfolio and to a lesser extent, securities available as collateral. At September 30, 2026, the estimated deposits, without insurance or collateral, to total deposits, excluding affiliate deposits (Southside-owned deposits) was 26.8%, or $1.61 billion.
From time to time, we may enter into certain interest rate swap contracts with third parties using specific variable rates, as well as short-term (generally three months or less) fixed rate borrowings designated as cash flow hedges under ASC Topic 815. At September 30, 2026, we had swap contracts covering $340 million in FRDW borrowings and $275 million in FHLB borrowings for a total of $615 million of cash flow hedges. We expect the cash flows from swap contracts to be highly effective in hedging the variability in future cash flows attributable to fluctuations in the underlying SOFR rate. At September 30, 2026, these contracts reflected a weighted average rate of 3.88% with a remaining average weighted maturity of 1.0 year. During the nine months ended September 30, 2026, $245 million cash flow hedge interest rate swap contracts matured. As of September 30, 2026, a pre-tax unrealized gain of $6.5 million was recognized in other comprehensive income, and there was no ineffective portion of these hedges. At December 31, 2025, the outstanding balance of cash flow hedges was $860 million. Refer to “Note 9 – Derivative Financial Instruments and Hedging Activities” in our consolidated financial statements included in this report for a detailed description of our hedging policy and methodology related to derivative instruments.
We continue to evaluate the lowest cost wholesale funding sources and will utilize either FHLB advances, FRDW borrowings, brokered deposits, or any combination of the three funding sources to minimize interest expense while also utilizing cash flow hedges to mitigate the impacts of interest rate movements. Wholesale funding and securities are utilized to enhance overall profitability, to determine the appropriate leverage of our capital and to determine acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management. Wholesale funds are invested primarily in U.S. agency MBS and long-term municipal securities and to a lesser extent, corporate securities. Although the securities often carry lower yields than loans, these securities generally (i) increase the overall quality of our assets due to either the implicit or explicit guarantees of the U.S. Government and the guarantees of the municipalities, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.
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
Our securities portfolio increased $127.3 million, or 4.7%, from $2.70 billion at December 31, 2025 to $2.83 billion at September 30, 2026, with increases in U.S. Agency MBS, and to a lesser extent, corporate bonds, partially offset by a decrease in municipal securities. As a result, securities totaled 31.9% of total assets at September 30, 2026, compared to 31.8% at December 31, 2025. The increase in the U.S. Agency MBS was due to the purchase of $504.6 million of low premium and discounted MBS with coupons ranging from 4.50% to 6.00%. The increase in corporate bonds was due to the purchase of $25.5 million in 6.25% to 7.00% coupon corporate bonds. The net increase in the total securities portfolio was due to securities purchased during the nine months ended September 30, 2026, which more than offset maturities, principal payments and net amortization.
Cash and cash equivalents increased to 4.9% of total assets at September 30, 2026, compared to 4.6% at December 31, 2025.
Our FHLB borrowings increased $589.6 million, or 279.3%, to $800.8 million at September 30, 2026, from $211.1 million at December 31, 2025. As of September 30, 2026 and December 31, 2025, we had $835.0 million and $110.0 million, respectively, in borrowings from the FRDW.
As of September 30, 2026, our total wholesale funding as a percentage of deposits, not including brokered deposits, increased to 28.4% from 16.0% at December 31, 2025.
Southside Bancshares, Inc. |48

Our brokered deposits may consist of CDs and non-maturity deposits which may be raised quickly with terms tailored to our funding needs. We had $39.3 million brokered CDs at September 30, 2026, compared to $19.8 million at December 31, 2025. At September 30, 2026, our brokered CDs had a weighted average cost of 403 basis points and remaining maturities of less than three months. Our brokered non-maturity deposits decreased to $15.1 million at September 30, 2026, from $652.4 million at December 31, 2025, with a weighted average cost of 408 and 359 basis points, respectively. Our wholesale funding policy currently allows for maximum brokered deposits of the lesser of $1.05 billion, or 12% of total assets. Potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered deposits.
At September 30, 2026, a portion of the securities portfolio was funded by non-maturity deposits, some of which are included in wholesale funding that accounts for approximately 58% of the funding source, of which approximately 36% is swapped at a fixed rate, providing protection from rising interest rates.
We have partial term fair value hedges for certain of our fixed rate callable AFS municipal securities and partial term fair value hedges of fixed rate AFS MBS using the portfolio layer method. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to partially offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. As of September 30, 2026, $24.1 million in hedging instruments were used to hedge municipal securities with a carrying amount of $18.6 million included in our AFS securities portfolio in our consolidated balance sheets, representing approximately 11.8% of the AFS municipal portfolio. As of September 30, 2026, $267.0 million in hedging instruments were used to hedge 88.4% of our AFS MBS portfolio with a carrying value of $1.26 billion. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.
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
The following table presents net interest income for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Loans	$72,926	$69,699	$215,802	$204,538
Taxable investment securities	4,906	5,578	14,241	18,146
Tax-exempt investment securities	6,140	8,245	18,439	25,209
MBS	19,698	14,174	56,068	40,737
FHLB stock and equity investments	525	374	989	1,381
Other interest earning assets	2,675	3,826	7,507	10,735
Total interest income	106,870	101,896	313,046	300,746
Interest expense:
Deposits	29,150	38,758	95,993	113,432
FHLB borrowings	9,025	2,847	18,248	12,405
Subordinated notes	2,694	2,319	8,957	4,186
Trust preferred subordinated debentures	941	1,025	2,778	3,054
Repurchase agreements	491	662	1,904	1,962
Other borrowings	4,273	567	9,847	1,871
Total interest expense	46,574	46,178	137,727	136,910
Net interest income	$60,296	$55,718	$175,319	$163,836

Net Interest Income
Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on interest bearing liabilities.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income. During the last four months of 2025, the Federal Reserve reduced the target federal funds rate by 75 basis points to 3.50% to 3.75%. During the third quarter of 2026, the Federal Reserve raised the target federal funds rate by 25 basis points to 3.75% to 4.00%.
Net interest income for the three months ended September 30, 2026 increased $4.6 million, or 8.2%, compared to the same period in 2025. The increase in net interest income was primarily due to an increase in average balance of our interest earning assets and a decrease in the average rate paid on our interest bearing liabilities, partially offset by an increase in the average balance of our interest bearing liabilities and a change in the mix of our interest earning assets. Total interest income increased $5.0 million, or 4.9%, to $106.9 million for the three months ended September 30, 2026, compared to $101.9 million during the same period in 2025. Total interest expense increased $396,000, or 0.9%, to $46.6 million for the three months ended September 30, 2026, compared to $46.2 million for the same period in 2025. Our net interest margin and our net interest margin (FTE), a non-GAAP measure, both increased to 2.92% and 3.02%, respectively, for the three months ended September 30, 2026, compared to 2.81% and 2.94%, respectively, for the same period in 2025. Our net interest spread and net interest spread (FTE), also a non-GAAP measure, was 2.26% and 2.36%, respectively, for the three months ended September 30, 2026, compared to 2.14% and 2.26%, respectively, for the same period in 2025. See “Non-GAAP Financial Measures” for more information and a reconciliation to GAAP.
Southside Bancshares, Inc. |50

Net interest income was $175.3 million for the nine months ended September 30, 2026, compared to $163.8 million for the same period in 2025, an increase of $11.5 million, or 7.0%. The increase in net interest income for the nine months ended September 30, 2026 was due to an increase in the average balance of our interest earning assets and a decrease in the average rate paid on our interest bearing liabilities, partially offset by an increase in the average balance of our interest bearing liabilities and a decrease in the yield on our interest earning assets. Total interest income increased $12.3 million, or 4.1%, to $313.0 million for the nine months ended September 30, 2026, compared to $300.7 million for the same period in 2025. Total interest expense increased $817,000, or 0.6%, to $137.7 million for the nine months ended September 30, 2026, compared to $136.9 million for the same period in 2025. Our net interest margin and net interest margin (FTE), a non-GAAP measure, increased to 2.88% and 2.97%, respectively, for the nine months ended September 30, 2026, compared to 2.79% and 2.92%, respectively, for the same period in 2025, and our net interest spread and net interest spread (FTE), also a non-GAAP measure, increased to 2.24% and 2.33%, respectively, compared to 2.12% and 2.24%, respectively, for the same period in 2025. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
Southside Bancshares, Inc. |51

Quarterly Analysis of Changes in Interest Income and Interest Expense
The following table presents, on a fully taxable-equivalent basis, a non-GAAP measure, the net change in net interest income and sets forth the dollar amount of increase (decrease) in the average volume of interest earning assets and interest bearing liabilities and changes in yields/rates. Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes (in thousands).

	Three Months Ended September 30, 2026 Compared to 2025
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$4,202	$(898)	$3,304
Loans held for sale	—	(1)	(1)
Taxable investment securities	(796)	124	(672)
Tax-exempt investment securities (1)	(2,074)	(400)	(2,474)
Mortgage-backed and related securities	5,736	(212)	5,524
FHLB stock, at cost, and equity investments	154	(3)	151
Interest earning deposits	(671)	(570)	(1,241)
Federal funds sold	128	(38)	90
Total earning assets	6,679	(1,998)	4,681
Interest expense on:
Savings accounts	479	878	1,357
CDs	(3,128)	(1,847)	(4,975)
Interest bearing demand accounts	(3,166)	(2,824)	(5,990)
FHLB borrowings	5,980	198	6,178
Subordinated notes, net of unamortized debt issuance costs	(323)	698	375
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(84)	(84)
Repurchase agreements	(107)	(64)	(171)
Other borrowings	4,047	(341)	3,706
Total interest bearing liabilities	3,782	(3,386)	396
Net change	$2,897	$1,388	$4,285
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income for the three months ended September 30, 2026, was attributable to a $349.4 million, or 4.4%, increase in the average balance of our interest earning assets when compared to the same period in 2025, partially offset by a change in the mix of our interest earning assets. The increase in total interest expense for the three months ended September 30, 2026, was primarily attributable to an increase in the average balance of our interest bearing liabilities of $269.6 million, or 4.4%, compared to the same period in 2025, partially offset by the decrease in the average rate paid on our interest bearing liabilities to 2.91% for the three months ended September 30, 2026, from 3.01% for the same period in 2025.
Southside Bancshares, Inc. |52

The following table presents average earning assets and interest bearing liabilities, together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the three months ended September 30, 2026 and 2025. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Three Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)
ASSETS
Loans (1)	$4,920,727	$73,544	5.93%	$4,640,220	$70,240	6.01%
Loans held for sale	770	11	5.67%	776	12	6.14%
Securities:
Taxable investment securities (2)	576,023	4,906	3.38%	669,712	5,578	3.30%
Tax-exempt investment securities (2)	862,086	7,623	3.51%	1,094,978	10,097	3.66%
Mortgage-backed and related securities (2)	1,493,507	19,698	5.23%	1,058,860	14,174	5.31%
Total securities	2,931,616	32,227	4.36%	2,823,550	29,849	4.19%
FHLB stock, at cost, and equity investments	53,617	525	3.88%	37,937	374	3.91%
Interest earning deposits	266,270	2,390	3.56%	334,523	3,631	4.31%
Federal funds sold	30,914	285	3.66%	17,546	195	4.41%
Total earning assets	8,203,914	108,982	5.27%	7,854,552	104,301	5.27%
Cash and due from banks	76,097			87,815
Accrued interest and other assets	500,205			455,884
Less: Allowance for loan losses	(46,115)			(44,476)
Total assets	$8,734,101			$8,353,775
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$762,996	3,129	1.63%	$618,059	1,772	1.14%
CDs	1,180,291	10,777	3.62%	1,505,292	15,752	4.15%
Interest bearing demand accounts	2,785,106	15,244	2.17%	3,320,993	21,234	2.54%
Total interest bearing deposits	4,728,393	29,150	2.45%	5,444,344	38,758	2.82%
FHLB borrowings	887,034	9,025	4.04%	298,138	2,847	3.79%
Subordinated notes, net of unamortized debt issuance costs	147,612	2,694	7.24%	169,196	2,319	5.44%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,282	941	6.19%	60,277	1,025	6.75%
Repurchase agreements	62,237	491	3.13%	75,207	662	3.49%
Other borrowings	466,750	4,273	3.63%	35,544	567	6.33%
Total interest bearing liabilities	6,352,308	46,574	2.91%	6,082,706	46,178	3.01%
Noninterest bearing deposits	1,402,569			1,375,075
Accrued expenses and other liabilities	94,604			83,601
Total liabilities	7,849,481			7,541,382
Shareholders’ equity	884,620			812,393
Total liabilities and shareholders’ equity	$8,734,101			$8,353,775
Net interest income (FTE)		$62,408			$58,123
Net interest margin (FTE)			3.02%			2.94%
Net interest spread (FTE)			2.36%			2.26%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities does not include unrealized gains and losses on AFS securities.
(3)Yield/rate includes the impact of applicable derivatives.

Note: As of September 30, 2026 and 2025, loans totaling $10.3 million and $8.0 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received, when appropriate.

Southside Bancshares, Inc. |53

Year-to-Date Analysis of Changes in Interest Income and Interest Expense
The following table presents, on a fully taxable-equivalent basis, a non-GAAP measure, the net change in net interest income and sets forth the dollar amount of increase (decrease) in the average volume of interest earning assets and interest bearing liabilities and changes in yields/rates. Volume/Yield/Rate variances (change in volume times change in yield/rate) have been allocated to amounts attributable to changes in volumes and to changes in yields/rates in proportion to the amounts directly attributable to those changes (in thousands):

	Nine Months Ended September 30, 2026 Compared to 2025
	Change Attributable to		Total
Fully Taxable-Equivalent Basis:	Average Volume	Average Yield/Rate	Change
Interest income on:
Loans (1)	$14,374	$(3,082)	$11,292
Loans held for sale	(8)	(2)	(10)
Taxable investment securities	(3,490)	(415)	(3,905)
Tax-exempt investment securities (1)	(6,773)	(1,271)	(8,044)
Mortgage-backed and related securities	16,488	(1,157)	15,331
FHLB stock, at cost, and equity investments	122	(514)	(392)
Interest earning deposits	(1,218)	(1,556)	(2,774)
Federal funds sold	(301)	(153)	(454)
Total earning assets	19,194	(8,150)	11,044
Interest expense on:
Savings accounts	1,059	2,510	3,569
CDs	(4,309)	(5,482)	(9,791)
Interest bearing demand accounts	(5,033)	(6,184)	(11,217)
FHLB borrowings	5,500	343	5,843
Subordinated notes, net of unamortized debt issuance costs	1,971	2,800	4,771
Trust preferred subordinated debentures, net of unamortized debt issuance costs	—	(276)	(276)
Repurchase agreements	74	(132)	(58)
Other borrowings	9,463	(1,487)	7,976
Total interest bearing liabilities	8,725	(7,908)	817
Net change	$10,469	$(242)	$10,227
(1)Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a fully taxable-equivalent basis. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
The increase in total interest income was attributable to a $308.7 million, or 3.9%, increase in the average balance of our interest earning assets when compared to the same period in 2025, partially offset by the decrease in the average yield on earning assets to 5.23% for the nine months ended September 30, 2026, from 5.25% for the same period in 2025. The increase in total interest expense for the nine months ended September 30, 2026 was attributable to an increase in the average balance of our interest bearing liabilities of $263.6 million, or 4.3%, when compared to the same period in 2025, partially offset by a decrease in rate paid on interest bearing liabilities to 2.90% for the nine months ended September 30, 2026, from 3.01% for the same period in 2025.

Southside Bancshares, Inc. |54

The following table presents average earning assets and interest bearing liabilities, together with the average yield on the earning assets and the average rate of the interest bearing liabilities (dollars in thousands) for the nine months ended September 30, 2026 and 2025. The interest and related yields presented are on a fully taxable-equivalent basis and are therefore non-GAAP measures. See “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

	Average Balances with Average Yields and Rates (Annualized)
	(unaudited)
	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)
ASSETS
Loans (1)	$4,919,624	$217,490	5.91%	$4,595,316	$206,198	6.00%
Loans held for sale	700	29	5.54%	879	39	5.93%
Securities:
Taxable investment securities (2)	576,865	14,241	3.30%	717,887	18,146	3.38%
Tax-exempt investment securities (2)	863,645	22,657	3.51%	1,120,012	30,701	3.66%
Mortgage-backed and related securities (2)	1,464,582	56,068	5.12%	1,034,660	40,737	5.26%
Total securities	2,905,092	92,966	4.28%	2,872,559	89,584	4.17%
FHLB stock, at cost, and equity investments	41,004	989	3.22%	37,444	1,381	4.93%
Interest earning deposits	263,541	6,980	3.54%	304,730	9,754	4.28%
Federal funds sold	19,327	527	3.65%	29,616	981	4.43%
Total earning assets	8,149,288	318,981	5.23%	7,840,544	307,937	5.25%
Cash and due from banks	79,005			87,305
Accrued interest and other assets	511,279			455,402
Less: Allowance for loan losses	(45,976)			(44,774)
Total assets	$8,693,596			$8,338,477
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings accounts	$723,113	8,221	1.52%	$602,800	4,652	1.03%
CDs	1,273,355	35,272	3.70%	1,416,992	45,063	4.25%
Interest bearing demand accounts	3,068,959	52,500	2.29%	3,345,909	63,717	2.55%
Total interest bearing deposits	5,065,427	95,993	2.53%	5,365,701	113,432	2.83%
FHLB borrowings	622,465	18,248	3.92%	434,558	12,405	3.82%
Subordinated notes, net of unamortized debt issuance costs	163,437	8,957	7.33%	118,067	4,186	4.74%
Trust preferred subordinated debentures, net of unamortized debt issuance costs	60,281	2,778	6.16%	60,276	3,054	6.77%
Repurchase agreements	77,118	1,904	3.30%	74,264	1,962	3.53%
Other borrowings	359,967	9,847	3.66%	32,218	1,871	7.76%
Total interest bearing liabilities	6,348,695	137,727	2.90%	6,085,084	136,910	3.01%
Noninterest bearing deposits	1,384,298			1,349,971
Accrued expenses and other liabilities	87,789			85,882
Total liabilities	7,820,782			7,520,937
Shareholders’ equity	872,814			817,540
Total liabilities and shareholders’ equity	$8,693,596			$8,338,477
Net interest income (FTE)		$181,254			$171,027
Net interest margin (FTE)			2.97%			2.92%
Net interest spread (FTE)			2.33%			2.24%
(1)Interest on loans includes net fees on loans that are not material in amount.
(2)For the purpose of calculating the average yield, the average balance of securities does not include unrealized gains and losses on AFS securities.
(3)Yield/rate includes the impact of applicable derivatives.

Note: As of September 30, 2026 and 2025, loans totaling $10.3 million and $8.0 million, respectively, were on nonaccrual status. Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.
Southside Bancshares, Inc. |55

Noninterest Income
Noninterest income consists of revenue generated from a broad range of financial services and activities and other fee-generating services that we either provide or in which we participate.
The following table details the categories included in noninterest income (dollars in thousands):

	Three Months Ended September 30,		2026
			Change From
	2026	2025	2025
Deposit services	$6,607	$6,069	$538	8.9%
Net gain (loss) on sale of securities AFS	—	(24,395)	24,395	100.0%
Gain (loss) on sale of loans	96	164	(68)	(41.5)%
Trust fees	2,663	2,081	582	28.0%
BOLI	944	871	73	8.4%
Brokerage services	1,540	1,172	368	31.4%
Other noninterest income	1,883	2,048	(165)	(8.1)%
Total noninterest income (loss)	$13,733	$(11,990)	$25,723	214.5%

	Nine Months Ended September 30,		2026
			Change From
	2026	2025	2025
Deposit services	$18,927	$18,023	$904	5.0%
Net gain (loss) on sale of securities AFS	—	(24,949)	24,949	100.0%
Gain (loss) on sale of loans	270	318	(48)	(15.1)%
Trust fees	7,269	5,725	1,544	27.0%
BOLI	3,405	2,503	902	36.0%
Brokerage services	4,306	3,511	795	22.6%
Other noninterest income	6,156	5,247	909	17.3%
Total noninterest income	$40,333	$10,378	$29,955	288.6%
The 214.5% increase in noninterest income for the three months ended September 30, 2026, when compared to the same period in 2025, was due to a decrease in net loss on sale of securities AFS and increases in trust fees, deposit services and brokerage services income. The 288.6% increase in noninterest income for the nine months ended September 30, 2026, when compared to the same period in 2025, was due to a decrease in net loss on sale of securities AFS and increases in trust fees, other noninterest income, deposit services income, BOLI and brokerage services income.
During the three and nine months ended September 30, 2025, we sold MBS and municipal securities that resulted in a net loss on sale of AFS securities of $24.4 million and $24.9 million, respectively.
Gain on sale of loans decreased for the three and nine months ended September 30, 2026, when compared to the same periods in 2025, due to a decrease in the volume of loans sold.
Trust fees increased for the three and nine months ended September 30, 2026, when compared to the same periods in 2025, due to an increase in assets under management, and to a lesser extent, fee repricing.
The increase in BOLI income for the nine months ended September 30, 2026, when compared to the same period in 2025, was due to death benefits of $590,000 realized in the first six months of 2026 for former covered officers, and to a lesser extent, the purchase of a new policy for $5.5 million late in the fourth quarter of 2025.
Brokerage services income increased for the three and nine months ended September 30, 2026, when compared to the same periods in 2025, due to an increase in assets under management.
Other noninterest income increased for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to increases in mortgage servicing fee income, swap fee income, letter of credit fee and deluxe income, partially offset by a decrease in equity investment income.
Southside Bancshares, Inc. |56

Noninterest Expense
We incur certain types of noninterest expenses associated with the operation of our various business activities. The following table details the categories included in noninterest expense (dollars in thousands):

	Three Months Ended September 30,		2026
			Change From
	2026	2025	2025
Salaries and employee benefits	$23,742	$22,803	$939	4.1%
Net occupancy	3,556	3,761	(205)	(5.5)%
Advertising, travel & entertainment	1,194	907	287	31.6%
ATM expense	332	444	(112)	(25.2)%
Professional fees	1,345	1,451	(106)	(7.3)%
Software and data processing	3,317	2,770	547	19.7%
Communications	292	321	(29)	(9.0)%
FDIC insurance	993	920	73	7.9%
Amortization of intangibles	109	172	(63)	(36.6)%
Other noninterest expense	4,142	3,985	157	3.9%
Total noninterest expense	$39,022	$37,534	$1,488	4.0%

	Nine Months Ended September 30,		2026
			Change From
	2026	2025	2025
Salaries and employee benefits	$71,047	$67,457	$3,590	5.3%
Net occupancy	10,722	10,786	(64)	(0.6)%
Advertising, travel & entertainment	3,113	2,781	332	11.9%
ATM expense	1,087	1,227	(140)	(11.4)%
Professional fees	4,492	4,372	120	2.7%
Software and data processing	9,565	8,636	929	10.8%
Communications	860	1,046	(186)	(17.8)%
FDIC insurance	2,885	2,822	63	2.2%
Amortization of intangibles	362	593	(231)	(39.0)%
Loss on redemption of subordinated notes	791	—	791	100.0%
Other noninterest expense	13,350	14,160	(810)	(5.7)%
Total noninterest expense	$118,274	$113,880	$4,394	3.9%
The increase in noninterest expense for the three and nine months ended September 30, 2026, when compared to the same periods in 2025, was primarily due to increases in salaries and employee benefits expense and software and data processing expense. Additional increases for the nine months ended September 30, 2026 include the loss on redemption of subordinated notes and advertising, travel and entertainment, partially offset by a decrease in other noninterest expense.
Salaries and employee benefits expense increased during the three months ended September 30, 2026, compared to the same period in 2025, due to increases in direct salary expense and retirement expense, partially offset by a decrease in health insurance expense. Salaries and employee benefits expense increased during the nine months ended September 30, 2026, compared to the same period in 2025, due to increases in direct salary expense, retirement expense and health insurance expense.
For the three and nine months ended September 30, 2026, direct salary expense increased $928,000, or 4.8%, and $3.0 million, or 5.2%, respectively, when compared to the same periods in 2025, primarily due to normal salary increases effective in the first quarter of 2026 and an increase in stock compensation expense.
Retirement expense, included in salaries and employee benefits, increased $26,000, or 2.8%, and $487,000, or 18.3%, for the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025. The increase during the nine months ended September 30, 2026, was primarily due to an increase in our split dollar expense related to the execution of a new split dollar agreement with an executive officer.
Southside Bancshares, Inc. |57

Health and life insurance expense, included in salaries and employee benefits, decreased $15,000, or 0.6%, for the three months ended September 30, 2026, compared to the same period in 2025, and increased $84,000, or 1.3%, for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to premiums for a new short-term disability policy. We have a self-insured health plan which is supplemented with a stop loss policy.
Advertising, travel and entertainment expense increased for the three months ended September 30, 2026, when compared to the same period in 2025, due to increases in media advertising, sponsorships and travel related expenses. The increase in advertising, travel and entertainment expense for the nine months ended September 30, 2026, when compared to the same period in 2025, was due to an increase in media advertising, sponsorships and meals and entertainment expense.
ATM expense decreased for the three and nine months ended September 30, 2026, when compared to the same periods in 2025. The decrease for the three months ended September 30, 2026 was primarily due to decreases in ATM maintenance and armored car expense while the decrease for the nine months ended September 30, 2026 was due to decreases in armored car expense, and to a lesser extent, ATM repairs, system maintenance and branding fees.
Software and data processing expense increased for the three and nine months ended September 30, 2026, when compared to the same periods in 2025, primarily resulting from an increase in data processing expense due to the transition from in-house core processing to an outsourced solution.
Communications expense decreased for the nine months ended September 30, 2026, when compared to the same period in 2025, resulting from improved network management efficiency.
Amortization of intangibles decreased for the three and nine months ended September 30, 2026, when compared to the same periods in 2025, due primarily to a decrease in core deposit intangible amortization which is recognized on an accelerated method resulting in a decline in expense over the amortization period.
Loss on redemption of subordinated notes consisted of the remaining unamortized discount of $601,000 and debt issuance costs of $190,000 associated with the notes at the time of redemption on February 15, 2026.

Income Taxes
Pre-tax income for the three and nine months ended September 30, 2026 was $34.3 million and $95.1 million, respectively, an increase of 571.5% and 64.4%, compared to $5.1 million and $57.9 million for the three and nine months ended September 30, 2025, respectively. We recorded income tax expense of $6.3 million and $17.1 million for the three and nine months ended September 30, 2026, respectively, compared to income tax expense of $189,000 and $9.6 million for the same periods in 2025. The ETR as a percentage of pre-tax income was 18.3% and 17.9% for the three and nine months ended September 30, 2026, respectively, compared to an ETR as a percentage of pre-tax income of 3.7% and 16.6% the three and nine months ended September 30, 2025, respectively. The increase in the ETR for the three and nine months ended September 30, 2026 was due to the impact of the net loss on the sale of AFS securities of $24.4 million recorded during the third quarter of 2025 on our net tax-exempt income as a percentage of pre-tax income.
The ETR differs from the statutory rate of 21% primarily due to the effect of tax-exempt income from municipal loans and securities, BOLI and state income tax. The net deferred tax asset totaled $42.0 million at September 30, 2026, compared to $27.1 million at December 31, 2025. The increase in the net deferred tax asset is primarily the result of an increase in the unrealized loss in the AFS securities portfolio.
See “Note 11 – Income Taxes” to our consolidated financial statements included in this report. No valuation allowance was recorded at September 30, 2026 or December 31, 2025, as management believes it is more likely than not that all of the deferred tax asset items will be realized in future years.
Southside Bancshares, Inc. |58

Composition of Loans
One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the market areas in which we operate. Refer to “Part I – Item 1. Business – Market Area” in the 2025 Form 10-K for a discussion of our primary market area and the geographic concentration of our loan portfolio as of December 31, 2025.  There were no substantial changes in these concentrations during the nine months ended September 30, 2026.  The majority of our loan originations are made to borrowers who live in and/or conduct business in the market areas of Texas in which we operate or adjoin, with the exception of municipal loans, which are made primarily throughout the state of Texas.  Municipal loans are made to municipalities, counties, school districts and colleges.
The following table sets forth loan totals by class as of the dates presented (dollars in thousands):

				Compared to
				December 31, 2025	September 30, 2025
	September 30, 2026	December 31, 2025	September 30, 2025	Change (%)	Change (%)
Real estate loans:
Construction	$542,996	$548,570	$519,528	(1.0)%	4.5%
1-4 family residential	724,897	724,354	730,061	0.1%	(0.7)%
Commercial owner-occupied	360,611	319,536	336,278	12.9%	7.2%
Commercial real estate	2,416,412	2,393,280	2,352,434	1.0%	2.7%
Commercial loans	510,057	444,720	429,952	14.7%	18.6%
Municipal loans	367,711	346,720	353,324	6.1%	4.1%
Loans to individuals	36,005	40,811	43,712	(11.8)%	(17.6)%
Total loans	$4,958,689	$4,817,991	$4,765,289	2.9%	4.1%
Our total loan portfolio increased $140.7 million, or 2.9%, compared to December 31, 2025, and increased $193.4 million, or 4.1%, compared to September 30, 2025. From December 31, 2025, increases occurred in all categories except construction and loans to individuals. From September 30, 2025, increases occurred in all categories except loans to individuals and 1-4 family residential.
At September 30, 2026, our real estate loans represented 81.6% of our loan portfolio and were comprised of commercial real estate loans of 59.8%, 1-4 family residential loans of 17.9%, construction loans of 13.4% and commercial owner-occupied of 8.9%. Commercial real estate loans and commercial owner-occupied primarily include loans collateralized by retail, commercial office buildings, multi-family residential buildings, medical facilities and offices, senior living, assisted living and skilled nursing facilities, warehouse facilities, hotels and churches. Our 1-4 family residential loans consist primarily of loans secured by first mortgages on owner occupied 1-4 family residences. Our construction loans are collateralized by property located primarily in or near the market areas we serve.
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
Southside Bancshares, Inc. |59

The following table sets forth nonperforming assets for the periods presented (dollars in thousands):

				Compared to
				December 31, 2025	September 30, 2025
	September 30, 2026	December 31, 2025	September 30, 2025	Change (%)	Change (%)
Nonaccrual loans	$10,304	$10,486	$7,955	(1.7)%	29.5%
Accruing loans past due more than 90 days	5,155	—	—	100.0%	100.0%
Restructured loans	45	27,509	27,501	(99.8)%	(99.8)%
OREO	331	248	128	33.5%	158.6%
Repossessed assets	—	—	24	—	(100.0)%
Total nonperforming assets	$15,835	$38,243	$35,608	(58.6)%	(55.5)%

Total loans	$4,958,689	$4,817,991	$4,765,289
Allowance for loan losses at end of period	46,858	45,100	45,294

Ratio of nonaccruing loans to:
Total loans	0.21%	0.22%	0.17%
Ratio of nonperforming assets to:
Total assets	0.18%	0.45%	0.42%
Total loans	0.32%	0.79%	0.75%
Total loans and OREO	0.32%	0.79%	0.75%
Ratio of allowance for loan losses to:
Nonaccruing loans	454.76%	430.10%	569.38%
Nonperforming assets	295.91%	117.93%	127.20%
Total loans	0.94%	0.94%	0.95%
Net charge-offs to average loans outstanding	—%	0.06%	0.06%
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
We utilize Moody’s Analytics economic forecast scenarios and assign probability weighting to those scenarios which best reflect management’s views on the economic forecast. The probability weighting and scenarios utilized for the estimate of the allowance were generally reflective of the economic forecast in our CECL model as of September 30, 2026.
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
As of September 30, 2026, our review of the loan portfolio indicated that an allowance for loan losses of $46.9 million was appropriate to cover expected losses in the portfolio.  Changes in economic and other conditions, including the application of the CECL model, may require future adjustments to the allowance for loan losses.
During the nine months ended September 30, 2026, the allowance for loan losses increased $1.8 million, or 3.9%, to $46.9 million, or 0.94% of total loans, when compared to $45.1 million, or 0.94% of total loans, at December 31, 2025.
For the three and nine months ended September 30, 2026, loan charge-offs were $727,000 and $2.3 million, respectively, and recoveries were $1.0 million and $2.1 million, respectively. For the three and nine months ended September 30, 2025, loan charge-offs were $1.3 million and $3.1 million, respectively, and recoveries were $491,000 and $1.1 million, respectively. For the three and nine months ended September 30, 2026, we recorded a provision for credit losses for loans of $946,000 and $1.9 million, respectively. For the three and nine months ended September 30, 2025, we recorded a provision for credit losses for loans of $1.7 million and $2.4 million, respectively.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

Allowance for off-balance-sheet credit exposures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Balance at beginning of period	$3,669	$3,774	$3,166	$3,141
Provision for (reversal of) off-balance-sheet credit exposures	(198)	(625)	305	8
Balance at end of period	$3,471	$3,149	$3,471	$3,149
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

Southside Bancshares, Inc. |61

Capital Resources and Liquidity
Our total shareholders’ equity at September 30, 2026 decreased 0.6%, or $4.7 million, to $842.9 million, or 9.5% of total assets, compared to $847.6 million, or 10.0% of total assets, at December 31, 2025. The decrease in shareholders’ equity was the result of other comprehensive loss of $54.2 million, cash dividends paid of $32.5 million and net issuance of common stock under employee stock plans of $407,000, partially offset by net income of $78.1 million, stock compensation expense of $3.6 million and common stock issued under our dividend reinvestment plan of $676,000.
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
Tier 1 capital includes Common Equity Tier 1 capital and additional Tier 1 capital. For the Company, additional Tier 1 capital at September 30, 2026 included $58.5 million of trust preferred securities. For bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments. The Bank did not have any additional Tier 1 capital beyond Common Equity Tier 1 at September 30, 2026.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes a permissible portion of the allowance for credit losses on loans, off-balance sheet exposures and HTM securities. Tier 2 capital for the Company also includes $147.6 million of qualified subordinated debt as of September 30, 2026. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.

Management believes that, as of September 30, 2026, we met all capital adequacy requirements to which we were subject. It is management’s intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either the Company or the Bank not exceed earnings for that year.  Accordingly, shareholders should not anticipate a continuation of the cash dividend payments simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition and other related factors, including the discretion of the Board.
Southside Bancshares, Inc. |62

To be categorized as well capitalized we must maintain minimum Common Equity Tier 1 risk-based, Tier 1 risk-based, Total capital risk-based and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Amount
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$794,093	13.12%	$272,446	4.50%	N/A	N/A
Bank Only	$991,527	16.38%	$272,427	4.50%	$393,505	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$852,565	14.08%	$363,261	6.00%	N/A	N/A
Bank Only	$991,527	16.38%	$363,236	6.00%	$484,314	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$1,050,546	17.35%	$484,348	8.00%	N/A	N/A
Bank Only	$1,041,873	17.21%	$484,314	8.00%	$605,393	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$852,565	9.96%	$342,366	4.00%	N/A	N/A
Bank Only	$991,527	11.59%	$342,275	4.00%	$427,843	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$744,172	12.87%	$260,186	4.50%	N/A	N/A
Bank Only	$962,990	16.66%	$260,102	4.50%	$375,703	6.50%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$802,640	13.88%	$346,915	6.00%	N/A	N/A
Bank Only	$962,990	16.66%	$346,803	6.00%	$462,403	8.00%

Total Capital (to Risk-Weighted Assets)
Consolidated	$1,072,160	18.54%	$462,553	8.00%	N/A	N/A
Bank Only	$1,011,270	17.50%	$462,403	8.00%	$578,004	10.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$802,640	9.72%	$330,251	4.00%	N/A	N/A
Bank Only	$962,990	11.67%	$329,998	4.00%	$412,498	5.00%
(1)Refers to quarterly average assets as calculated in accordance with policies established by bank regulatory agencies.
As of September 30, 2026, Southside Bancshares and Southside Bank met all capital adequacy requirements under the Basel III Capital Rules that became fully phased-in as of January 1, 2019. Refer to the Supervision and Regulation section in the 2025 Form 10-K for further discussion of our capital requirements.
Southside Bancshares, Inc. |63

The table below summarizes our key equity ratios for the periods presented:

	Three Months Ended September 30,
	2026	2025
Return on average assets	1.27%	0.23%
Return on average shareholders’ equity	12.55%	2.40%
Dividend payout ratio – Basic	39.36%	225.00%
Dividend payout ratio – Diluted	39.78%	225.00%
Average shareholders’ equity to average total assets	10.13%	9.72%

	Nine Months Ended September 30,
	2026	2025
Return on average assets	1.20%	0.77%
Return on average shareholders’ equity	11.96%	7.89%
Dividend payout ratio – Basic	41.60%	67.92%
Dividend payout ratio – Diluted	41.76%	67.92%
Average shareholders’ equity to average total assets	10.04%	9.80%

Management of Liquidity
Liquidity management involves our ability to convert assets to cash with minimum risk of loss while enabling us to meet our current and future obligations to our customers at any time.  This means addressing: (1) the immediate cash withdrawal requirements of depositors and other fund providers; (2) the funding requirements of lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by cash, interest earning deposits and short-term investments that can be readily liquidated with a minimum risk of loss.  At September 30, 2026, these investments were 6.8% of total assets, as compared with 8.1% and 8.8% for December 31, 2025 and September 30, 2025, respectively. The decrease to 6.8% at September 30, 2026 as compared to December 31, 2025, is largely driven by an increase in total assets and a decrease in the short-term investment portfolio and cash and due from banks. The decrease to 6.8% at September 30, 2026 as compared to September 30, 2025, is largely driven by an increase in total assets and a decrease in the short-term investment portfolio, interest earning deposits and cash and due from banks. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Bank has three unsecured lines of credit for the purchase of overnight federal funds at prevailing rates with Frost Bank, Amegy Bank and TIB – The Independent Bankers Bank for $40.0 million, $25.0 million and $15.0 million, respectively. There were no federal funds purchased at September 30, 2026 or December 31, 2025.  To provide more liquidity in response to economic conditions in recent years, the Federal Reserve has encouraged broader use of the discount window. At September 30, 2026, the amount of additional funding the Bank could obtain from the FRDW, collateralized by securities, was approximately $12.9 million. At September 30, 2026 and December 31, 2025, we had $835.0 million and $110.0 million, respectively, in borrowings from the FRDW. At September 30, 2026, the amount of additional funding Southside Bank could obtain from FHLB, collateralized by FHLB stock, nonspecified loans and/or securities, was approximately $1.77 billion, net of FHLB stock purchases required. The Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit, and at September 30, 2026, the line had one outstanding letter of credit for $155,000. The Bank currently has four outstanding letters of credit from FHLB held as collateral for loans totaling $19.3 million.
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
Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the 2025 Form 10-K.
In the banking industry, a major risk exposure is changing interest rates.  The primary objective of monitoring our interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates.  Federal Reserve monetary control efforts, the effects of deregulation, inflation, tariffs, economic uncertainty and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.
In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our Board for adjustments to this position.  In addition, our Board regularly reviews our asset/liability position.  We primarily use two methods for measuring and analyzing interest rate risk: net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model is used to measure the impact on net interest income relative to a base case scenario of rates immediately increasing 100 and 200 basis points or decreasing 50, 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  The model has interest rate floors and no interest rates are assumed to fall below zero. We continue to monitor interest rates and anticipate rate changes during the remainder of 2026.
The following table reflects the noted increases and decreases in interest rates under the model simulations and the anticipated impact on net interest income relative to the base case over the next 12 months for the periods presented.

	Anticipated impact over the next 12 months
	September 30,
Rate projections:	2026	2025
Increase:
100 basis points	1.00%	2.72%
200 basis points	2.26%	5.16%

Decrease:
50 basis points	(1.00)%	(0.98)%
100 basis points	(2.23)%	(1.71)%
200 basis points	(4.01)%	(3.00)%
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
Southside Bancshares, Inc. |65

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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Southside Bancshares, Inc. |66

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
On July 20, 2023, our board of directors approved a Stock Repurchase Plan authorizing the repurchase of up to 1.0 million shares of the Company’s outstanding common stock. On October 16, 2025, the Board of the Company increased its authorization under the Plan by 1.0 million shares, for a total authorization to repurchase up to 2.0 million shares of the Company’s common stock from time to time.
Repurchases under the Plan may be carried out in open market purchases, privately negotiated transactions or pursuant to any trading plan that might be adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended. The Company has no obligation to repurchase any shares under the Plan and may modify, suspend or discontinue the plan at any time.
The following table provides information with respect to purchases of our common stock made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Stock Repurchase Plan at the End of the Period
July 1, 2026 - July 31, 2026	—	$—	—	762,135
August 1, 2026 - August 31, 2026	—	—	—	762,135
September 1, 2026 - September 30, 2026	—	—	—	762,135
Total	—	$—	—

Subsequent to September 30, 2026 and through October 26, 2026, we purchased 36,474 shares at an average price of $30.00 pursuant to the Plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.
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

SOUTHSIDE BANCSHARES, INC.

DATE:	October 29, 2026	BY:	/s/ Keith Donahoe
Keith Donahoe
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	October 29, 2026	BY:	/s/ Julie N. Shamburger
Julie N. Shamburger, CPA
Chief Financial Officer
(Principal Financial Officer)

Southside Bancshares, Inc. |69